Form 10-K
period 1994-01-29
CARTER HAWLEY HALE STORES INC /DE/
filed 1994-04-29
CIK 750217

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FIFTY-TWO WEEK PERIOD ENDED JANUARY 29, 1994         COMMISSION FILE
                                                              NUMBER 1-8765

                         CARTER HAWLEY HALE STORES, INC.

                DELAWARE                               94-0457907
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

         3880 NORTH MISSION ROAD
         LOS ANGELES, CALIFORNIA                          90031
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 227-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
             TITLE OF CLASS                        ON WHICH REGISTERED
             --------------                       ---------------------

            Common Stock and                   New York Stock Exchange and
             Warrants                            Pacific Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   No
                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [      ]

Aggregate market value of common stock held by non-affiliates of the registrant as of April 25, 1994: $231,610,552

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                               Yes     X       No
                                                        --------       -------

Number of shares of common stock outstanding as of April 25, 1994:  45,619,792

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III incorporates certain information by reference to the Company's Definitive Proxy Statement Relating to the Annual Meeting of Stockholders to be held on June 17, 1994.

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                     PART I

ITEM I. BUSINESS

                                     GENERAL

     Carter Hawley Hale Stores, Inc. (the "Company"), is one of the leading operators of department stores in California and the Southwestern United States. Organized in 1896, the Company currently operates 83 department stores under the names The Broadway, Emporium and Weinstocks with more than 15 million gross square feet of retail space. The Company's 41 Southern California stores generate approximately 50% of the Company's sales. Approximately 40% of the Company's sales are generated by its Emporium and Weinstocks stores located in Northern California. The remainder of the Company's sales are generated through stores located in Arizona, Nevada, Colorado and New Mexico. The Company's stores are generally situated in prime locations in popular malls and retail shopping centers.

     Management believes the Company enjoys a number of significant strengths. These include operating in convenient store locations, a loyal customer base and an advanced management information system.

     - LOCATIONS AND DEMOGRAPHICS. During the bankruptcy proceedings, the Company was able to close certain under-performing stores, and reduce lease and common area maintenance charges at a number of locations. As a result, Management believes the Company now has a focused portfolio of stores in desirable locations at attractive costs, although Management continues to evaluate the profitability and strategic contribution of each store. See "Item 2. Properties." While the recent national recession has affected California to a greater extent than most other regions of the country, Management believes the Company is well positioned to benefit from any regional economic recovery.

     - ADVANCED MANAGEMENT INFORMATION SYSTEM. The Company believes its management information system ("MIS System") is among the most advanced and efficient in the department store retailing industry.
          The MIS System provides sophisticated inventory tracking and control, automatic inventory replenishment of certain items through links to key vendors, price look-up capability and a fully integrated voice and data communication network. See "Company Operations -- Management Information System".

     At the annual stockholders meeting scheduled for June 17, 1994, stockholders of the Company as of April 25, 1994, will vote on a proposal to change the name of the Company to Broadway Stores Inc. Management believes the new name will more closely link the Company's corporate identity with its operations and that The Broadway stores, which comprise 52 of the Company's total 83 stores, has a long tradition as an important part of the California marketplace and enjoys strong customer loyalty. The corporate name change would not result in a change of the names of the Company's three chains on an operating level.

     The Company has been informed that a holder of more than 50% of the shares entitled to vote, Zell/Chilmark Fund, L.P., intends to vote for the corporate name change. If Zell/Chilmark does in fact so vote its shares, the approval of this proposal is assured irrespective of the votes of other stockholders.

                             RECENT COMPANY HISTORY

INTRODUCTION

     During the last two years, the Company has implemented substantial operating and financial changes which have significantly reshaped both its business and capitalization.

CONSOLIDATION OF OPERATIONS

     The Company has completed a consolidation of its operations, which resulted in a significant reduction of administrative expenses. The Company consolidated its four separate divisions into one, which also permitted the closure of two warehouses in Northern California. Management believes these steps resulted in cost savings of approximately $30.0 million per year. The Company combined its proprietary credit and accounts payable operations into a single administrative center, which Management believes has resulted in annual cost savings of approximately $6.0 million compared to amounts paid in the year prior to the filing of the chapter 11 petition. The Company also downsized its data processing operation, which Management believes reduced annual data processing costs by approximately $17.0 million. In addition, the Company negotiated significant reductions in its annual equipment and real estate lease and common area charge payments of $15 million compared to the amounts paid for the year prior to filing for bankruptcy. See "Company Operations -- Consolidation of Operations." In September 1993 the Company completed a study ("activity value analysis" or "AVA") to identify ways to reduce administrative costs. See "Business Strategy -- Reduce Costs." Management believes the implementation of these measures will yield annual cost-savings of approximately $40 million by 1995, of which $7 million were realized in 1993, with additional annualized savings of $30 million and $3 million expected to be realized during fiscal 1994 and 1995 respectively. Due to actions unrelated to these programs, results of operations for future periods will not necessarily reflect, on a net basis, the full amount of savings indicated above. Future operations will reflect higher marketing and sales promotion costs to access new ethnic markets, a projected increase in benefit costs, and an increase in depreciation expense as a result of the Company's projected capital expenditure program.

RESTRUCTURED BALANCE SHEET

     The Company has significantly restructured its secured debt obligations by extending maturities and adjusting the prospective interest and principal payment terms for such debt. During the bankruptcy proceedings, the Company restructured its secured and unsecured debt, obtained a $50.0 million cash equity infusion and put in place a new three-year Credit Facility and a new three-year Receivables Based Facility. In connection with the Company's reorganization and recapitalization, Zell/Chilmark acquired approximately 70% of the Common Stock. Additionally, the Company successfully completed a public offering of Common Stock in July 1993, which raised net proceeds of approximately $147.5 million through the issuance of 11.45 million shares of stock and raised approximately $137.9 million from an issuance of 6 1/4% Convertible Senior Subordinated Notes in December 1993. As of April 25, 1994, Zell/Chilmark owned approximately 54.4% of the Company's outstanding Common Stock.

NEW MANAGEMENT

     David L. Dworkin joined the Company as its President and Chief Executive Officer on March 24, 1993. Prior to joining the Company, he served as Chairman and Chief Executive Officer of a London-based retailer, BhS, a division of Storehouse, from November 1989 until July 1992, and as Group Chief Executive of Storehouse from July 1992 until joining the Company in March of 1993. During the time he was with BhS and Storehouse, BhS refocused its merchandise assortment, strengthened its merchandising organization, remodeled 64 of its 137 stores and substantially reduced its supplier base. Mr. Dworkin has in excess of 25 years experience in the retail industry, including service as President and Chief Executive Officer of Bonwit Teller and President and Chief Operating Officer of Neiman Marcus, then a division of the Company.

     During his first year, David Dworkin has changed the senior management of the Company and begun to reduce the number of management layers and increased the senior level of communication within the organization. The Company hired Gerald Mathews from Saks Fifth Avenue as Executive Vice President, Stores; Elayne M. Garofolo from GFT USA Corp. as Executive Vice President, Marketing and Sales Promotion; Patricia A. Warren from The Bon Marche as Executive Vice President, Merchandising, Women's Apparel, Accessories, Intimate Apparel and Shoes; and Robert J. Lambert from The Stride Rite Corporation, as Executive Vice President, Human Resources. William J. Podany was appointed Executive Vice President, Merchandising, Home, Men's and Cosmetics and Robert M. Menar was promoted from Senior Vice President, Information Services to Executive Vice President, Logistics and Information Services. In April 1994, the Company announced the appointment of John C. Haeckel, previously a general partner at

Chilmark Partners, as Executive Vice President, Chief Financial Officer. This appointment completes the Company's fully reorganized senior management team.

                                BUSINESS STRATEGY

INTRODUCTION

     David Dworkin and the other senior executives have begun to implement a long-term plan to improve store sales productivity and profitability, further reduce operating expenses and identify other opportunities to increase the profitability of the Company's business. The Company's sales per gross square foot of $138 in 1993, were significantly below the department store industry average and below the level achieved by the Company in fiscal 1989, $150 per gross square foot. Similarly, the Company's operating profit margin (EBIT margin) is well below the department store industry average. Management believes an opportunity exists to improve financial performance with the implementation of clear merchandising and operating strategies and the investment of capital in its stores.

     In mid-1993, the new management team developed a Mission Statement defining the Company's target customer, merchandising focus and store identity. Consistent with its Mission Statement, Management has developed specific strategies that are intended to improve merchandise offerings, remodel the stores, improve inventory management, refocus marketing efforts, improve the selling culture and reduce costs.

IMPROVE MERCHANDISE OFFERINGS

     The Company is engaged in significant reallocations of selling space towards faster turning, higher profit core merchandise categories, which represent the primary merchandise which attracts customers to the stores, and away from slower turning, low profit categories. Other initiatives being taken to improve the Company's merchandise offerings are described below.

     - IMPROVE MERCHANDISE PROFITABILITY. The Company is increasing private-label products across the merchandise spectrum. The Company will also offer exclusive brand name product offerings by exploiting a dramatically edited vendor base.

     - EMPHASIZE VALUE PRICING. Management continues to refine its focused pricing architecture which emphasizes value and quality. The Company currently offers over 17% of its merchandise at every-day value pricing and intends to merchandise approximately 20% of its product offerings in this manner in the future.

     - ENSURE MERCHANDISE FRESHNESS. The Company is progressing with its plans to provide fresh merchandise by using a receipts-driven planning process (the retail equivalent of just-in-time) which allows operation with lower inventory levels, creating faster inventory turnover and obviating the need for excessive markdowns to move dated merchandise.

          To support the Company's new merchandising strategy, Management has implemented a revised marketing and sales promotion strategy. This new focused marketing strategy relies on the collection and usage of demographic data on the Company's market areas obtained through the proprietary credit card operations, the point-of-sale ("POS") data base, independent data bases and both broad-based and focused market research. The new sales promotion strategy focuses promotional activity on key periods and specific events which complement, rather than define, the core business.

REMODEL STORES

     The Company has developed specific strategies to improve presentation of merchandise assortments and to better communicate with its target customers.

     - REALLOCATE AND REMODEL SELLING SPACE. Management is developing, on a store-by-store basis, a program to reallocate space away from non-core merchandise categories in favor of core merchandise. Management plans to remodel a number of stores to more effectively allocate selling space, increase selling square footage, improve merchandise presentation and general store appearance and facilitate better customer service.

          The Company plans to spend approximately $336.0 million for store modernization, selling space improvements and maintenance capital expenditures through 1996. Over the next three years, the Company intends to remodel/reallocate space within at least 40 of its 83 stores. The Company will first remodel those stores in which Management believes capital expenditures can produce the greatest return on investment through increases in sales productivity.

          In fall 1993, the Company completed "quick-win" improvements in 58 stores at a cost of $17.4 million and invested an additional $12.5 million on fixtures to enhance merchandising and displays. These improvements involve low cost upgrades, reallocation of selling space without significant relocations of fixtures and walls and installation of additional vendor shops. The "quick win" strategy was designed to allow the Company's sales and profits to benefit from actions which involve relatively modest capital investment and that could be implemented prior to formal store remodeling. See "Company Operations Store Remodeling."

          The Company has created a model store space distribution floor plan in concert with its merchandising strategy. This space redistribution/remodel plan will be the foundation of the capital expenditure program and will be implemented in the Company's stores over the next three years.

IMPROVE INVENTORY MANAGEMENT

     The Company has begun to tailor merchandise assortments to its stores and develop more effective partnerships with its vendors. Management believes these actions will increase the freshness of merchandise assortments, improve store sales and inventory turnover and reduce markdowns.

     - UTILIZE PLANNER-DISTRIBUTOR DEPARTMENT. The Company's planner-distributor department ("P&D Department") works closely with the Company's buying organization to improve the allocation and distribution of inventory to the Company's stores. The P&D Department analyzes demographic and market research data, as well as data on customer buying patterns captured through the Company's proprietary credit card system, to tailor merchandise assortments for individual stores. Management believes the P&D Department can provide the Company an advantage over large national department store chains with standardized merchandising. The tailoring of merchandise presents a particular marketing opportunity in California and the Southwest given the ethnic diversity of these regions. See "Company Operations -- Merchandising and Planner-Distributor Organizations."

     - REDUCTION OF VENDORS. The Company has reduced the vendor base by 40%, with ongoing purchases consolidated in the remaining vendors. Management believes this reduction will increase the Company's importance to its remaining vendors.

     - INVENTORY LEVEL REDUCTION/FOCUS ON RECEIPT FLOW AND GROSS MARGIN RETURN ON INVESTMENT. The Company has increased vendor participation in its quick response inventory replenishment program to reduce purchase lead time, maintain a faster and more continuous merchandise flow and facilitate automatic replenishment of staple items. Automatic replenishment and cooperative supply arrangements enhance efficiency and drive down both inventory levels and costs. By coupling this approach to on-hand stock reduction with automatic markdown programs to clear-out slow moving items, Management will be able to simultaneously cut the investment in inventory and speed up the turnover of merchandise on the selling floor. Management intends to improve the efficiency of inventory through a new focus on receipt flow, gross margin return on investment and timely markdowns. Management believes this focus has already resulted in an improvement in the aging of the Company's inventory and a reduction in the weeks of supply on hand.

REFOCUS MARKETING EFFORTS

     The Company has refocused its marketing efforts to create a research-based marketing strategy that is fully integrated with both the merchandising and store operation functions. To implement this strategy, the Company has created a customer database through the use of both proprietary internal information and externally available information which enables the Company to identify its customer base and to tailor its marketing and merchandising strategy to reach its core customer. The Company is using its market research to determine ways to communicate with the customer and enhance the shopping environment. Additionally, the Company is pursuing a strategy of marketing to the ethnically diverse population of California and the Southwest through the use of targeted marketing programs and bilingual sale associates, signage and advertising. The Company is redirecting its marketing to provide a more focused image and communicate the changes underway.

IMPROVE STORE SELLING CULTURE

     The Company is revitalizing its selling culture. This new customer-driven culture focuses on improving productivity by reallocating store personnel and providing an enhanced shopping environment. In order to accomplish these goals, the Company is recruiting talented store personnel, improving customer service and sales training, and redesigning the compensation structure to align more closely the sales associates' incentives with the customer service goals.

REDUCE COSTS

     The consolidation of operations to date has significantly reduced the Company's expense infrastructure. In September 1993, the Company completed an Activity Value Analysis ("AVA") program. This program was designed to evaluate the importance and value of each of its areas of operation and identify duplicative and low value-added functions, potential staff reductions and other actions which improve efficiency. This review yielded more than 1,500 cost-saving ideas and identified approximately $40.0 million of annual expense reductions. The Company began implementing these measures during 1993, resulting in cost savings of approximately $7.0 million. Additional annualized cost savings of $30.0 million and $3.0 million are expected to be realized from the program during fiscal 1994 and 1995 respectively.

                               COMPANY OPERATIONS

INTRODUCTION

     The Company's stores presently operate under the names The Broadway, Emporium and Weinstocks. All support functions have been centralized, resulting in the elimination of many duplicate support functions. Management, marketing and sales promotion, merchandising and administrative functions (other than accounts payable and proprietary credit card operations, which are consolidated in Tempe, Arizona, and data processing operations, which are consolidated in Anaheim, California) are all located at the Company's corporate offices in Los Angeles, California.

     Forty-one Broadway stores are spread over a seven-county area in Southern California extending from Bakersfield and Santa Barbara in the North to San Diego in the South. The Company's twenty-two Emporium stores are located predominantly in the San Francisco Bay area. Of The Company's nine Weinstocks stores, eight are located in the Sacramento and Central Valley region of California, and one in Reno, Nevada. The eleven non-California Broadway stores are located in Arizona, Colorado, Nevada and New Mexico.

     A significant number of the Company's Southern California stores suffered damage as a result of the major earthquake which affected that area on January 17, 1994. While most of the area stores were reopened within two weeks, as of April 25, 1994, four stores remained closed for repairs (Panorama City, Topanga Plaza, Northridge Fashion Center and Sherman Oaks Fashion Square). The Topanga Plaza and Panorama City stores are due to reopen in early June 1994. Two floors of the Sherman Oaks store are scheduled to open in late June 1994 with the third floor due to open by October 1994. The Northridge Store is projected to reopen prior to yearend. The Company maintains earthquake and business interruption insurance with standard deductible provisions that require the Company to incur an initial level of costs at each location subject to damage or interruption of business. In January 1994, the company established a reserve of $65.4 million to cover costs of building and fixture repairs, inventory and business interruption losses, and other costs related to the earthquake. In addition, a $50.4 million receivable was established for estimated insurance recoveries resulting in a $15.0 million non-recurring charge being recognized for earthquake related losses in excess of estimated insurance proceeds. As of year end, $17.1 million of the reserve had been utilized, largely to cover damaged inventories. During the period January 30, 1994 through April 25, 1994, insurance recoveries totalling $21.2 million were received by the Company.

     During the past five years, one California Broadway store was opened and three stores were closed. In addition, one store was opened and one store was closed in Arizona. In January 1993, the Company closed three Weinstocks stores located in Utah. No Emporium stores were opened or closed in the past five years. The following table summarizes the number of stores opened and closed during the period July 31, 1988 through January 29, 1994 (excluding stores of the Thalhimers subsidiary, sold in December 1990).

                                                  NUMBER OF                            NUMBER OF
                                                 STORES OPEN                          STORES OPEN
                                                 AT BEGINNING    STORES      STORES     AT END
                                                     PERIOD      OPENED      CLOSED    OF PERIOD
                                                  ------------    -------     -------  ----------
52-week period ended January 29, 1994. . . . . .       83          --          --         83
17-week period ended January 30, 1993. . . . . .       87          --           4         83
35-week period ended October 3, 1992 . . . . . .       88          --           1         87
52-week period ended February 1, 1992. . . . . .       89          --           1         88
26-week transition period ended February 2, 1991       89           1           1         89
53-week period ended August 4, 1990. . . . . . .       88           1          --         89
52-week period ended July 29, 1989 . . . . . . .       88          --          --         88


     The Company intends to aggressively manage its portfolio of stores by identifying and closing, if necessary, underperforming stores, as well as identifying opportunities to open new stores.

     Average sales per gross square foot were $138 in 1993 and $137 in 1992. Excluding automotive center sales for both periods the average sales per square foot were $140 in 1993 and $138 in 1992. The collective average sales per square foot for stores outside of California were not significantly different than the collective average for California stores.

PROPERTIES

     The location, year of opening, approximate gross square footage, initial lease or current renewal option expiration date (or a notation that a store is owned by the Company), and, for leased stores with additional renewal option periods, the final renewal option expiration date, in each case as of April 25, 1994, are set forth below. All stores listed are in California unless otherwise noted.


                                                              APPROXIMATE
                                                                 GROSS            LEASE
                                                       YEAR      SQUARE        EXPIRATION
NAME                                LOCATION          OPENED     FOOTAGE         DATE(1)
- - ----                                --------          ------  -----------      ----------
THE BROADWAY
(CALIFORNIA STORES)
Baldwin Hills                      Los Angeles         1947      213,500        Owned-2042(2)
Panorama City(4)                   Panorama City       1955      217,000        Owned
Los Altos Center                   Long Beach          1956      147,000        Owned
Del Amo                            Torrance            1959      220,500        Owned
Whittwood Mall                     Whittier            1961      141,000        2006/2021
Grossmont Shopping Center          La Mesa             1961      158,000        2015
West Covina Fashion Plaza          West Covina         1962      142,000        Owned
Chula Vista Center                 Chula Vista         1962      201,500        Owned
Buena Ventura Plaza                Ventura             1963      157,500        1994/2060
Topanga Plaza(4)                   Canoga Park         1964      170,000        Owned
Century City                       Los Angeles         1964      234,000        1995/2055
Stonewood Shopping Center          Downey              1965      160,000        Owned-2051(2)
Huntington Center                  Huntington Beach    1965      160,000        1996/2064
Inland Center                      San Bernardino      1966      150,000        Owned
Valley Plaza                       Bakersfield         1967      150,000        1998/2065
Fashion Island                     Newport Beach       1967      178,500        Owned-2003/2063(2)
Montclair Plaza                    Montclair           1968      150,500        Owned
Fashion Valley                     San Diego           1969      183,000        Owned-2005/2068(2)
Tyler Mall                         Riverside           1970      163,000        2001/2045
Mall of Orange                     Orange              1971      165,500        Owned-2007/2067(2)
Cerritos Center                    Cerritos            1971      183,000        2002/2062
Northridge Fashion Center(4)       Northridge          1971      183,000        2002/2062
Plaza                              Los Angeles         1973      262,000        2010/2070
Puente Hills                       City of Industry    1974      161,500        2004/2067
Santa Anita                        Arcadia             1974      197,500        2009/2038
Laguna Hills                       Laguna Hills        1975      165,000        2006/2050-2014/2072(3)
Fox Hills                          Culver City         1975      197,000        2005/2070
Glendale Galleria                  Glendale            1976      191,000        Owned-2031/2051(2)
Hawthorne Plaza                    Hawthorne           1977      164,000        2007/2040
Sherman Oaks Fashion Square(4)     Sherman Oaks        1977      187,500        Owned
La Jolla                           San Diego           1977      159,500        Owned
The Oaks                           Thousand Oaks       1978      162,000        Owned
Brea                               Brea                1978      154,500        2008/2041
Plaza Camino Real                  Carlsbad            1979      155,500        2011/2039
Pasadena Plaza                     Pasadena            1980      158,500        2010/2045
Santa Monica Place                 Santa Monica        1980      154,000        2012/2040
La Cienega                         Los Angeles         1982      162,500        2017/2027
Horton Plaza                       San Diego           1985      135,000        2020/2060
North County Fair                  Escondido           1986      151,500        Owned-2022/2041(2)
South Coast Plaza                  Costa Mesa          1986      206,500        2021/2051
Paseo Nuevo                        Santa Barbara       1990      143,000        Owned-2064(2)
                                                               ---------
  TOTAL STORES = 41                TOTAL GROSS SQUARE FOOTAGE  7,096,500
                                                               ---------



                                                                       APPROXIMATE
                                                                          GROSS       LEASE
                                                                 YEAR     SQUARE    EXPIRATION
NAME                                LOCATION                    OPENED    FOOTAGE     DATE(1)
- - ----                                --------                    ------  -----------  ----------
THE BROADWAY - CONTINUED
(NON-CALIFORNIA STORES)
Boulevard                          Las Vegas, Nevada              1966     147,000    Owned-2062(2)
Biltmore Fashion Park              Phoenix, Arizona               1968     152,500    Owned-2000/2043(2)
Los Arcos                          Scottsdale, Arizona            1969     165,500    Owned
Metrocenter                        Phoenix, Arizona               1973     161,000    2005/2070
Park Mall                          Tucson, Arizona                1974     161,500    2005/2050
Coronado Center                    Albuquerque, New Mexico        1976     162,500    2006/2057
Meadows                            Las Vegas, Nevada              1978     158,000    2008/2041
Fiesta Mall                        Mesa, Arizona                  1979     137,900    2010/2040
Tucson Mall                        Tucson, Arizona                1982     137,500    Owned-2017/2076(2)
Westminster                        Westminster, Colorado          1986     135,000    Owned
Paradise Valley                    Paradise Valley, Arizona       1991     183,500    Owned
                                                                          --------
  TOTAL STORES = 11                TOTAL GROSS SQUARE FOOTAGE            1,701,900
                                                                         ---------

EMPORIUM
(CALIFORNIA STORES)
Downtown                           San Francisco                  1896     428,700    Owned
Oakland                            Oakland                        1929     380,400    Owned
Stonestown                         San Francisco                  1952     287,000    Owned
Walnut Creek                       Walnut Creek                   1954     187,000    2005/2035
Stanford                           Palo  Alto                     1956     231,000    Owned-2004/2053(2)
Valley Fair                        Santa Clara                    1957     259,000    Owned
El Cerrito                         El Cerrito                     1957     237,500    Owned
Hillsdale                          San Mateo                      1962     220,500    Owned-2012/2061(2)
Marin                              San Rafael                     1964     268,500    2012/2061-2012/2061(3)
Santa Rosa                         Santa Rosa                     1966     213,500    2002/2062
Almaden                            San Jose                       1968     216,500    2015/2064
Mt. View                           Mt. View                       1970     207,000    1995
Northridge                         Salinas                        1972     179,000    Owned-2071(2)
Tanforan                           San Bruno                      1972     199,500    2003/2063
Hilltop                            Richmond                       1976     203,500    2006/2066
Eastridge                          San Jose                       1978     180,000    2006/2046
Stoneridge                         Pleasanton                     1980     172,000    2012/2040
Sun Valley                         Concord                        1981     181,000    2006/2046-2014/2061(3)
Solano                             Fairfield                      1983     150,000    Owned
Southland Mall                     Hayward                        1983     178,500    2007/2027
Vallco                             Cupertino                      1984     181,000    Owned-2001/2061(2)
Newpark                            Newpark                        1987     182,000    Owned
                                                                          --------
  TOTAL STORES = 22                TOTAL GROSS SQUARE FOOTAGE            4,943,100
                                                                         ---------

WEINSTOCKS
(CALIFORNIA STORES EXCEPT FOR
    RENO, NEVADA STORE)
Country Club Plaza                 Sacramento                     1961     162,500    Owned
Arden Fair                         Sacramento                     1961     190,900    Owned
Stockton                           Stockton                       1966     130,500    Owned-1997/2057(2)
Reno                               Reno, Nevada                   1967     150,000    1998/2066
Florin                             Sacramento                     1967     150,000    Owned
Fresno                             Fresno                         1970     163,000    2006/2067
Sunrise                            Sacramento                     1972     163,000    2003/2066
Modesto                            Modesto                        1977     161,500    2007/2040
Downtown Plaza                     Sacramento                     1979     163,900    2011/2039
                                                                          --------
  TOTAL STORES = 9                 TOTAL GROSS SQUARE FOOTAGE            1,435,300
                                                                         ---------

  GRAND TOTAL STORES = 83          TOTAL GROSS SQUARE FOOTAGE(5)        15,176,800
                                                                        -----------
                                                                        -----------

(1) Initial lease or current renewal option expiration date and, for stores with additional renewal periods, the final renewal option expiration date, respectively.
(2)  Owned building subject to ground lease expiring in the years indicated.
(3)  Building and ground lease expiration dates, respectively.
(4) Stores which, as of April 25, 1994, remain closed as a result of the January 17, 1994 Northridge earthquake.
(5)  Includes approximately 200,000 square foot relating to automotive centers.

OTHER FACILITIES

     The Company operates distribution facilities in Los Angeles and Union City, California, and Tempe, Arizona. Information services and data processing support are centralized in a facility located in Anaheim, California. Credit card and accounts payable administrative functions are provided from an administrative center located in Tempe, Arizona. All management, marketing and sales promotion, distribution networks, merchandising departments, and support functions are located at the Company's Los Angeles Corporate offices.

STORE REMODELING

     The Company's store remodeling program is designed to increase the available selling space within existing stores and make more productive use of the existing selling space through the reallocation of space in favor of apparel, accessories, cosmetics and soft home goods, categories of merchandise which generally turn faster, have higher gross margins and constitute the Company's core merchandise. The Company's store remodeling program has a "quick win" component and a longer-term component.

     "QUICK WIN" REMODELING. Management has completed "quick win" minor adjustments in selling space allocation and appearance in 58 stores at a cost of $17.4 million. These improvements involve low-cost upgrades and the favorable reallocation of selling space to the extent possible without relocating significant fixtures or walls. Many of these improvements also involved the installation of vendor shops or updated fixtures, which are typically partially paid for by the vendor but operated by the Company. A vendor shop is a custom display area dedicated to a specific vendor. Such shops are generally jointly designed by the vendor and the Company and create a physical identity for the vendor in the store. In 1992, 212 such vendor shops were opened and 252 additional vendor shops have been opened during 1993.

     LONG-TERM REMODELING. The Company has targeted approximately 40 stores for remodeling by 1996. Stores are being selected for remodeling based primarily on sales potential, demographic trends and expected return on investment. Over the next three years the Company plans to spend approximately $336.0 million on capital expenditures, with spending on store modernization and selling space improvements expected to be $276.0 million after contributions from developers and landlords, and maintenance capital expenditures of $60.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Expenditures."

     The Company's long-term remodeling plan contemplates three different types of remodeling: major remodeling, which involves the total refitting of a store, including the reallocation of selling space, the relocation or replacement of significant interior walls and fixtures and the realignment of selling departments to place complimentary merchandise offerings in closer proximity with each other so as to stimulate cross-shopping and cross-selling opportunities; moderate remodeling, in which selling space would be reallocated, selling departments would be realigned, significant interior walls and fixtures would be relocated or replaced and signage, lighting, carpeting and wall covering would be changed to upgrade the store's appearance; and minor remodeling, in which signage, lighting, carpeting and wall covering changes would be made to upgrade the store's appearance, but no space reallocation would occur. In addition, the Company plans to expend money for vendor shops and general upgrading and maintenance of fixtures and merchandise presentation in its stores.

     These store remodeling activities will generally be carried out over an extended period between peak selling seasons. Management believes that the Company will realize substantial long-term benefits from the remodeling program. Moreover, Management believes that the remodeling program will be implemented in a way that should avoid any material adverse impact on sales in the short term.

MERCHANDISE ASSORTMENT

     The Company's stores carry a broad merchandise assortment of apparel, shoes, cosmetics, accessories and home products such as tabletop and housewares, domestic items, furniture and floor coverings and electronics.

     The Company is de-emphasizing certain slow-turning or low margin merchandise, such as furniture and electronics, and is placing more emphasis on women's and men's apparel and accessories, cosmetics, women's shoes and soft home goods (such as tabletop and housewares and domestic items), which constitute the Company's core merchandise categories. See "Business Strategy -- Improve Merchandise Offerings."

     During 1993, approximately 9% of store retail space (other than space leased for automotive centers) was leased to outside vendors operating stand-alone departments within each store. Leased departments included the shoe and jewelry departments in each store and the automotive departments at certain store locations. The independent operators supply their own merchandise and sales personnel, contribute to advertising and pay the Company a percentage of gross sales as rent. These departments (including automotive centers) accounted for approximately 9.9% of the Company's total sales for the year ended January 29, 1994. The Company's automotive centers were converted to a third party operation in September 1993. In addition the shoe business will be converted from a leased operation to an owned operation in May 1994.

     In connection with the refocusing of the Company's merchandise assortments, the Company intends to carefully review the merchandise offerings of its leased-space vendors to ensure that they appeal to the Company's target customers and are consistent in terms of price, quality, assortment and fashion with the Company's merchandise offerings in its other departments.

CONSOLIDATION OF OPERATIONS

     The Company has undertaken a significant series of programs over the past few years to consolidate its operating divisions and reduce its expenses. In the Fall of 1990, the Company sold Thalhimers, its only East Coast retailing subsidiary. As of January 1991, the Company operated its stores through four separate divisions, each with separate management, administrative, marketing and sales promotion functions. In April of 1991, the Company consolidated its Weinstocks and Emporium divisions. In January of 1992, the Company consolidated the Broadway-Southwest division into the Broadway-Southern California division. Finally, in April of 1992, the Company consolidated its Emporium Weinstocks division into its Broadway division, forming a single operating unit based in Southern California. Management believes that the divisional consolidations have resulted in cost savings of approximately $30.0 million per year.

     With the consolidation of the Company's store operations, the Company consolidated its proprietary credit card and accounts payable operations into a single administrative center located in Tempe, Arizona, which the Company estimates has resulted in an estimated annual cost savings of approximately $6.0 million compared to the costs incurred in the year prior to the filing of the chapter 11 petition. In addition, the Company has downsized its Anaheim, California data processing operation, reducing employment from approximately 530 full-time employee equivalents to approximately 330 full-time employee equivalents. Management estimates that this downsizing has reduced annual data processing costs by approximately $17.0 million. The consolidation of its operating divisions described above also reduced the requirements for separate distribution and warehouse facilities, permitting the closure of two warehouses in the San Francisco and Sacramento areas. As of April 1993, the Company began operating its Broadway Southern California and Broadway Southwest stores under the name "The Broadway".

     In connection with the chapter 11 proceedings, the Company negotiated reductions in rental rates and common area charges under many of its real property leases and related agreements, which the Company estimates has resulted in annual cost savings of approximately $6.0 million compared to the amounts paid for the year prior to the bankruptcy filing. The Company also renegotiated many of its equipment leases. As a result, rental charges under the Company's equipment leases have been reduced by approximately one-third, which the Company estimates has yielded annualized cost savings of approximately $9.0 million compared to the amounts paid for the year prior to filing for bankruptcy.

MERCHANDISING AND PLANNER-DISTRIBUTOR ORGANIZATIONS

     With the consolidation of its divisions, buying activities were centralized for the Company's 83 stores. The centralized buying organization facilitates the editing of assortments and reduction in the number of vendors and increases the importance of the Company to its key vendors. The centralized buying function has enabled the Company to improve the overall quality of its buying staff, increase the depth and specialization of buyers dedicated to its merchandise categories, and improve the consistency and coordination of the buying process.

In 1992, in conjunction with the consolidation of the Company's operating divisions, the Company established the P&D Department to work closely with its buying organization and improve the allocation and distribution of inventory to the Company's stores. The P&D Department synthesizes demographic and market research along with data on current sales performance for each market served by the Company. Using this information, the P&D Department works closely with the buyers in the Company's merchandising department to determine the appropriate merchandise mix for each store, specifying the appropriate styles, colors and sizes to be provided, the timing for delivery and the quantity of goods to be delivered. In determining the merchandise mix for a particular store, the P&D Department takes into account local differences in lifestyle and ethnic background, seasonal differences and other factors.

MANAGEMENT INFORMATION SYSTEM

     Management believes that its internally developed MIS System is among the most advanced in the department store retailing industry. Management believes its systems capability will play an important role in the implementation of its business strategy. The MIS System provides detailed information that enables Management to monitor the effectiveness of merchandise strategies, improve merchandise assortments and reduce inventory costs. The MIS System capability fully supports its efforts with vendors to shorten lead times and manage the level of merchandise shipments received based on most recent sales trends.

     The Company's information services facility provides data processing, systems development and communication services to all of the Company's stores, headquarters and distribution and support facilities. The MIS System provides fully integrated voice and data communication links to its point-of-sale terminals, computer systems and telephone system. The system currently provides sophisticated inventory tracking and control for more than 800,000 stock-keeping units and has the capacity to track 2 million units. The system also provides automatic inventory replenishment of selected inventory items using computer-generated purchase orders, and links the Company with more than 160 vendors through an interactive electronic communications network. In addition, the MIS System's price management system allows daily updating of merchandise prices (either store-by-store or Company-wide) and provides on-line price-lookup capability at the point-of-sale register. All of the major components of the MIS System are protected from major systems failures through the MIS System's architecture, as well as through an arrangement with a leading provider of back-up information systems. Management believes that the Company's MIS System will continue to play a central role in the execution of the Company's merchandising strategy and the ongoing containment of inventory and operating costs.

COMPETITION

     The retail industry, in general, and the retail department store business, in particular, are intensely competitive with respect to the purchase and sale of merchandise and the acquisition of desirable store locations. Significant competitors of the Company include Robinsons-May, Bullock's, Macy's, Nordstrom, Mervyn's, J.C. Penney, Dillard's and Gottschalks, though not all of these other competitors have stores in each market in which the Company competes. Each store competes not only with other traditional department stores, but also with specialty stores, discount stores, off-price retailers and numerous other types of local retail outlets selling apparel and accessories, electronics, furniture, and home furnishings. The Company also competes with various retailers that offer merchandise by mail order. Additionally, in the future, companies that offer merchandise to consumers via television may become more significant competitors of the Company. Many factors enter into the competition for consumers' patronage, including service, price, quality, style, product mix, convenience and credit availability. Each of the Company's stores has at least one department store competitor nearby. Some of the retailers with which the Company competes have substantially greater financial resources than the Company.

EMPLOYEES

     As of January 29, 1994, the Company employed approximately 23,000 associates, of whom approximately 12,000 were then employed on a full-time basis, subject to seasonal increases in the number of sales associates during the holiday season. The Company has union contracts covering approximately three and one-half percent of the associates of the Company, primarily in two Emporium stores located in San Francisco. The Company believes that it has good relations with its associates.

SERVICE MARKS

     The service marks "The Broadway," "Emporium," and "Weinstocks" have been registered with the United States Patent and Trademark Office. The Company also has rights to several other marks. The Company also uses several trademarks and service marks in connection with certain of its private-label brand merchandise. Except for the aforementioned service marks as applied to the retail merchandising of goods and services, the Company does not believe that there are any patents, licenses, trademarks and service marks that are material to its business.

PROPRIETARY CREDIT CARD OPERATIONS

     Customers may purchase merchandise at any of the Company's stores for cash, with certain common third-party credit or charge cards, or on credit in accordance with revolving credit account terms provided by the Company through its own proprietary credit card operations. In addition to providing a source of credit that customers may use to make purchases at Company stores, these programs generate a significant body of marketing data related to customers' tastes and buying patterns. Demographic and purchasing information available as a result of the proprietary credit card program provides Management with a valuable tool to analyze customer demographics and shopping patterns. The Company uses this information to provide specific customers with information about merchandise or events that would be of particular interest to them based on their historical shopping patterns.

     In the year ended January 29, 1994 proprietary credit card sales accounted for 51.7 percent of gross sales. In recent years, the Company's proprietary credit card sales have declined while third-party credit card sales have been increasing. The Company believes that this is due to the broader utility of third-party credit and stronger marketing and expanded availability of third-party credit. The Company continually evaluates the effectiveness of various credit-promotion programs to maximize proprietary credit card sales volume consistent with the Company's credit standards. For example, the Company has developed a preferred proprietary credit card. Under this preferred credit card program, customers are offered special incentives designed to stimulate proprietary credit card purchases.

     Effective October 1993, changes in the terms of the Company's revolving charge accounts reduced the minimum monthly payment requirement on the short-term accounts from 10% of the outstanding balance to 5%. As a result of the change in terms, the long-term, Homemaker accounts are being phased out. This change is expected to result in increases in customer receivable balances outstanding and corresponding finance charge revenue gains.

     The following tables reflect selected proprietary credit operations data:


                                                                      Average
                                Number of                         Credit Balance
                                 Billed    Number of Days Credit     per Billed
     As of                      Accounts     Sales Outstanding         Account
    -------                     --------   ---------------------  --------------
January 29, 1994 . . . . . .   3,347,000           148                $   164
January 30, 1993 . . . . . .   3,184,000           138                    168
February 1, 1992 . . . . . .   3,660,000           146                    157


     The Company's average accounts receivable balances during the years ended January 29, 1994, January 30, 1993, and February 1, 1992 were $520.7 million, $532.6 million, and $580.9 million respectively. During these periods, the Company's finance charge revenue decreased from $94.0 million in 1991 to $81.4 million in 1993. Management believes that the decrease in the Company's finance charge revenue in recent years is due to the decrease in the size of the Company's accounts receivable during the same period, attributable to lower proprietary credit sales and accelerated customer repayments. Seasonal customer purchasing in November and December produces an increase in credit purchases.
As a result, customer receivable balances outstanding and the number of accounts with unpaid balances normally reach their highest levels in the months of December and January.

     Customer receivables are generally written-off when the aggregate of payments made in the last six months is less than one full scheduled monthly payment, or when it is otherwise determined that the account is uncollectible. Proprietary credit card sales, net write-offs with respect thereto, and customer receivable balances for the period indicated were as follows (excluding Thalhimers' data):


                                                     Credit Sales                     Net Write-Offs
                                               --------------------------         ---------------------
                                                                                                                 Total
                                                                      % of                          % of        Customer
      Fiscal Year Ended                             Amount        Gross Sales(1)  Amount       Credit Sales   Receivables
      -----------------                             ------        --------------  ------       ------------   -----------
                                                                        (dollar amounts in thousands)
January 29, 1994 . . . . . . . . . . . . . .    $  1,183,002           51.7%     $  29,621           2.5%     $  578,308
January 30, 1993 . . . . . . . . . . . . . .       1,222,205           52.3         36,687            3.0        580,542
February 1, 1992 . . . . . . . . . . . . . .       1,252,843           53.8         38,503            3.1        598,562
February 2, 1991
  (26 weeks ended) . . . . . . . . . . . . .         812,424           56.3         17,719            2.2        673,478
August 4, 1990 . . . . . . . . . . . . . . .       1,497,508           56.7         35,186            2.3        589,705
July 29, 1989. . . . . . . . . . . . . . . .       1,527,104           58.6         20,809            1.4        596,364

- - ----------------------

(1) Proprietary credit card sales as a percent of total sales inclusive of related sales tax receipts.

     Current year write-offs at 2.5% of credit sales improved from 3.0% for the 52 week period ended January 30, 1993, reflecting improved collections and a decrease in the level of personal bankruptcies experienced in the prior year.

     In addition, the Company's proprietary credit cards are subject to federal and state regulation, including consumer protection laws, that impose restrictions on the making and collection of consumer loans and on other aspects of credit card operations. During 1991, several legislative initiatives were proposed to Congress which, had they been successful, would have had the effect of imposing a ceiling on the interest rate that could be charged on credit card accounts. There can be no assurance that the existing laws and regulations will not be amended, or that new laws or regulations will not be adopted, in a manner that could adversely affect the Company's proprietary credit card operations.

                                RECAPITALIZATION

     On February 11, 1991, the Company filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code (The "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). During the bankruptcy proceedings, the Company managed its affairs and operated its business as debtor in possession under the supervision of the Bankruptcy Court while it developed a reorganization plan to restructure the Company. The Company emerged from bankruptcy pursuant to a plan of reorganization ("POR") on October 8, 1992 (the "Emergence Date"). Since the Emergence Date, the Company has operated independently, although the Bankruptcy Court has retained jurisdiction over certain claims and other matters relating to the POR. See "Item 3. Legal Proceedings -- Chapter 11 Proceedings; Unresolved Claims."

     Pursuant to the POR, as of the Emergence Date, the Company's largest secured creditors and certain other secured creditors agreed to extend the maturities and adjust the prospective interest and payment terms for loans totaling $451.8 million and capitalize $66.1 million of interest accrued thereon during the chapter 11 proceedings. In addition, the Company negotiated significant reductions in lease payments and common area charges under its equipment and real property leases. While the bankruptcy proceedings were pending, Zell/Chilmark acquired via tender offer approximately $461.0 million of the $600.0 million in unsecured claims against the Company, making Zell/Chilmark the Company's largest unsecured creditor. Pursuant to the POR, these unsecured claims were converted into equity. In addition, Zell/Chilmark and First Plaza were each issued 2,500,000 shares of common stock in exchange for a cash equity infusion totaling $50.0 million. As a result, Zell/Chilmark held approximately 70% of the shares of Common Stock outstanding as of the Emergence Date.

     Pursuant to the POR, holders of the Company's common stock, $.01 par value, outstanding prior to the Emergence Date ("Old Common Stock") received .081 shares of Common Stock and .084 Warrants (or, in the case of participants in the profit sharing plan in effect prior to the Emergence Date with respect to shares of Old Common Stock held by such plan and other holders of Old Common Stock who so elected, .081 shares of Common Stock and .084 shares of Preferred Stock).

     As of the Emergence Date, the existing debtor-in-possession working capital facility and the receivables based financing arrangement were replaced with new three-year facilities, the Credit Facility and the Receivables Facility.
Subject to collateral limitations, the new facilities provide for up to $225.0 million under the Credit Facility and up to $575.0 million to finance the Company's proprietary credit card receivables portfolio.

     For additional information related to the financial obligations of the Company and the financial impact of the bankruptcy proceedings on the operations of the Company's business, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                        EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list of names and ages of all of the current executive officers of the Company indicating all positions and offices with the Company held by each such person, each such person's principal occupations or employment during the past five years, and the expiration of each such person's term of office.


                                                                                    Term
   Name                  Age                       Office                       Expiration(1)
 -------                -----                     ---------                   ------------------
David L. Dworkin         50        President, Chief Executive Officer
                                        and Director                            March 23, 1996
Elayne M. Garofolo       47        Executive Vice President, Marketing and
                                        Sales Promotion                         May 23, 1996
John C. Haeckel          35        Executive Vice President,
                                        Chief Financial Officer                 April 3, 1997
Robert J. Lambert        40        Executive Vice President, Human
                                        Resources                               December 1, 1996
Gerald J. Mathews        53        Executive Vice President, Stores             April 30, 1996
Robert M. Menar          56        Executive Vice President, Logistics and
                                        Information Services                    July 20, 1995
William J. Podany        47        Executive Vice President, Merchandising,
                                        Home, Men's and Cosmetics               July 20, 1995
Patricia A. Warren       46        Executive Vice President, Merchandising,
                                        Women's Apparel, Accessories,
                                        Intimate Apparel and Shoes              May 23, 1996
Marc E. Bercoon          33        Senior Vice President, General Counsel
                                        and Secretary                                (2)

(1) The Company has entered into employment contracts with those individuals with the term expirations indicated.
(2)  Marc Bercoon serves at the pleasure of the Board of Directors.

     David L. Dworkin joined the Company as its President and Chief Executive Officer on March 24, 1993. He also became a Director at that time. Prior to joining the Company, he served as Chairman and Chief Executive Officer of London-based retailer BhS, a division of Storehouse, from November 1989 until July 1992, and as Group Chief Executive of Storehouse from July 1992 until joining the Company in March of 1993. He has in excess of 25 years experience in the retail industry, including service as President and Chief Executive Officer of Bonwit Teller, Inc., from 1988 through 1989, and President and Chief Operating Officer of Neiman Marcus from 1984 through 1988, then a division of the Company.

     Elayne M. Garofolo was appointed Executive Vice President, Marketing and Sales Promotion in May 1993. From 1991 to 1993, she served as Senior Vice President, Communications and Image of GFT USA Corp. From 1981 to 1990, she served as Senior Vice President of Marketing and Sales Promotion of Bonwit Teller, Inc.

     John C. Haeckel was appointed Executive Vice President and Chief Financial Officer in April 1994. From 1984 to March 1994 he was with Chilmark Partners, a merchant banking firm, serving as a general partner from 1987. Since October 1993, while still with Chilmark Partners, he served the Company as a consultant on financial matters. Chilmark Partners has an interest in the Zell/Chilmark Fund, L.P. which owns 54.4% of the Company's outstanding common stock as of April 25, 1994.

     Robert J. Lambert was appointed Executive Vice President, Human Resources in January 1994. From 1990 to 1993 he served as chief human resources officer at The Stride Rite Corporation and from 1981 to 1990 he was with Pepsico Inc., most recently as director of personnel resources - Pepsico West.

     Gerald J. Mathews was appointed Executive Vice President, Stores in May 1993. From 1976 through 1992, he served as Executive Vice President, Stores of Saks Fifth Avenue.

     Robert M. Menar was appointed Executive Vice President, Logistics and Information Services in October 1993. Prior to that time, he served in various positions since joining the Company in 1978, most recently serving as Senior Vice President, Information Services.

     William J. Podany was appointed Executive Vice President, Merchandising, Home, Men's and Cosmetics in April 1993. From February 1992 to April 1993, he served as Vice Chairman - Merchandise. He served as Senior Vice President, General Merchandise Manager - Home of Thalhimers from 1989 to 1992. He served as Senior Vice President, General Merchandise Manager of Sibley from 1987 to 1989.

     Patricia A. Warren was appointed Executive Vice President, Merchandising, Women's Apparel, Accessories, Intimate Apparel and Shoes in May 1993. From 1989 to 1993, she served as Senior Vice President, General Merchandising Manager of The Bon Marche. From 1986 to 1989, she served as Executive Vice President of the Broadway Southwest.

     Marc E. Bercoon was promoted to a Senior Vice President of the Company in February 1994, and has served as General Counsel and Secretary of the Company since February 9, 1993. He served as Legal Counsel and Assistant to the Vice Chairman of the Company from October 1992 to February 1993. From January 1990 to October 1992, he was Vice President and General Counsel of Equity Properties and Development Company, a division of Equity Property Management Corp. From July 1987 to January 1990, he was in private practice as a corporate and real estate attorney at Rosenberg and Liebentritt, P.C., a Chicago-based law firm.

ITEM 2.   PROPERTIES

     As of January 29, 1994, 24 of the Company's stores were owned, 16 were owned subject to ground leases and 43 were leased. Three of these leased stores are subject to separate ground and improvement leases. As of January 29, 1994, the total annual base rent due under the store leases is approximately $22.0 million. In addition to the base monthly rent, the Company is obligated under many of the leases, or under related agreements discussed below, for a portion of common area maintenance charges and real property taxes. Further, the Company is lessee under eleven other leases relating to various offices, distribution facilities, and parking facilities. As of January 29, 1994, the total annual base rent due under these additional leases is approximately $1.0 million. Leases are generally for periods of up to 30 years, with renewal options for substantial periods. Such leases are generally at fixed rental rates, except that certain leases provide for additional rental payments based on sales in excess of predetermined levels.

     Since many of the Company's stores are located in regional shopping centers, the Company is also party to other agreements which are inextricably tied to the Company's ground or improvement leases or its ownership of the property. Anchor tenants such as the Company and shopping center developers commonly enter into reciprocal easement agreements which, among other things, establish certain operating covenants to which the anchor tenants are bound. In addition, individual anchor tenants often enter into separate agreements with the developers relating to, among other things, common area charges and operating covenants.

     The Company operates distribution facilities in Los Angeles and Union City, California, and Tempe, Arizona. Information services and data processing support are centralized in a facility located in Anaheim,

California. Credit card and accounts payable administrative functions are provided from an administrative center located in Tempe, Arizona. All other management, marketing and sales promotion, merchandising departments, and support functions are located at the Company's corporate offices in Los Angeles, California.

     At January 29, 1994, the square footage used in the Company's operations was as follows:


                                                                                OWNED
                                                                              SUBJECT TO
                                                         OWNED               GROUND LEASE         LEASED              TOTAL
                                                         -----               ------------         ------              -----
Stores . . . . . . . . . . . . . . . . . . . . .      4,819,500              2,765,000          7,592,300         15,176,800
Distribution centers and other facilities. . . .      2,240,000                     --             56,500          2,296,500


     Thirty-one of the Company's stores and the Company's corporate offices and distribution center are encumbered by deeds of trust in favor of the Company's largest secured creditor. An additional nine of the Company's stores are encumbered by deeds of trust in favor of certain banks under the Company's loan agreements with such banks. One other stores and two non-store facilities are encumbered under individual mortgage agreements with other lenders.

     For additional information related to the Company's properties, see "Item 1. Business -- Company Operations".

ITEM 3.   LEGAL PROCEEDINGS

CHAPTER 11 PROCEEDINGS; UNRESOLVED CLAIMS

     A discussion of the events surrounding the Company's bankruptcy filing and an explanation of the material terms of the Company's reorganization under the POR is set forth in "Item 1. Recapitalization." None of the Company's subsidiaries filed petitions for relief under the Bankruptcy Code. Notwithstanding the confirmation and effectiveness of the POR, the Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims against the Company and to resolve other matters that may arise in connection with or relate to the POR.

     Pursuant to the POR, the Company is required to distribute .046 shares of Common Stock for each $1.00 of allowed general unsecured claims. The POR estimated the total amount of such claims to be approximately $600.0 million, against which the Company reserved 27.6 million shares of Common Stock. As of January 29, 1994, approximately $52.9 million of disputed claims remained outstanding. Management believes such claims will ultimately be allowed upon settlement or litigation for approximately $19.0 million, for which the Company has reserved approximately 1.0 million shares. Management believes that reserved shares of Common Stock will be sufficient to meet the Company's obligations to such claim holders. If all disputed claims were allowed in full, such claim holders would be entitled to a total of 2.4 million shares of Common Stock, compared to the 1.0 million shares reserved, resulting in a dilution to holders of outstanding Common Stock of approximately 3%. Management regularly evaluates the status of remaining disputed claims and claim settlement experience and accordingly adjusts its estimate of the number of shares to be reserved for issuance with respect to such claims. In addition, the Company has reserved approximately 0.2 million shares for preconfirmation stockholders of the Company who have not yet claimed the distribution of Common Stock to which they were entitled under the POR. The total of 1.2 million shares is included in the Company's calculation of its outstanding Common Stock. In addition, 0.2 million Warrants will remain issuable to certain preconfirmation stockholders pursuant to the POR. There are no contractual restrictions on the resale of these securities. Such securities may be sold into a public market without restriction at any time, potentially resulting in an adverse effect on the market for, or the market price of, the Common Stock.

     The Company is engaged in an ongoing effort to resolve these remaining disputed claims. Because of the disputed nature of these claims and the delays associated with litigation generally, Management anticipates that the settlement of these claims is likely to occur over an extended period of time.

OTHER LEGAL PROCEEDINGS

     The Company is involved in various other legal proceedings incidental to the normal course of business. Management does not expect that any of such other proceedings will have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     (a) Information with respect to the principal market on which the Company's Common Stock is traded and the range of high and low closing market prices for the following periods during the past two fiscal years are set forth in the table below:

                         CLOSING MARKET PRICE RANGES OF
                                  COMMON STOCK





COMMON STOCK                                                 HIGH         LOW
                                                             ----         ---
13 weeks ended January 29, 1994. . . . . . . . . . . . .   $ 14 3/4    $ 8 1/2
13 weeks ended October 30, 1993. . . . . . . . . . . . .     16         12 7/8
13 weeks ended July 31, 1993 . . . . . . . . . . . . . .     17 3/8     12 3/8
13 weeks ended May 1, 1993 . . . . . . . . . . . . . . .     12 3/4      9 1/2
13 weeks ended January 30, 1993. . . . . . . . . . . . .     10 3/8      6
For the period from October 8 to October 31, 1992. . . .      7 1/4      5 7/8


     Although the Company's stock was publicly traded prior to the period from October 8 to October 31, 1992, the table above excludes data with respect to the Company's common stock outstanding prior to the Emergence Date, which data is not comparable with data related to the Common Stock.

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded.

     (b) There were 18,640 holders of record of shares of Common Stock of the Company as of April 25, 1994.

     (c) The Company did not declare dividends during the 52-week period ended January 29, 1994 or the 52-week period ended January 30, 1993. In addition, the Company's credit agreement with GE Capital (the "GE Credit Agreement") and the Company's settlement agreement with BofA, as agent for the Banks (the "BOA Settlement Agreement") prohibit the Company from paying dividends to stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

     A five-year summary of certain financial information about the Company is presented in the following table:

FIVE YEAR FINANCIAL SUMMARY


                                                                               Period Ended
                                           ----------------------------------------------------------------------------------
                                            January 29,  January 30,      February 1,     February 2,    August 4,    July 29,
(Dollar amounts in thousands,                  1994         1993              1992            1991(1)      1990         1989
except per share data)                      (52 weeks)   (52 weeks)       (52 weeks)      (26 weeks)    (53 weeks)   (52 weeks)
- - -------------------------------------------------------------------------------------------------------------------------------
EARNINGS DATA
  Sales. . . . . . . . . . . . . . . . .     $2,092,681     $2,137,847     $2,127,917     $1,318,565     $2,857,819   $2,787,393
  Percent increase (decrease)
    from prior year. . . . . . . . . . .           (2.1%)          0.5%          (9.4%)(2)      (4.5%)(3)       2.5%         6.5%
  Finance charge revenue . . . . . . . .         81,438         82,642         93,992         49,262        125,036       94,888
  Cost of goods sold, including
    occupancy & buying costs . . . . . .      1,589,077      1,587,979      1,591,770        991,140      2,098,382    2,013,640
  Selling, general and
    administrative expenses. . . . . . .        551,098        561,610        559,886        335,381        729,578      689,877
  Charge for non-recurring
    costs. . . . . . . . . . . . . . . .         45,000
  Provision for consolidation
    programs . . . . . . . . . . . . . .                                                      47,000
  Gain on sale of Thalhimers . . . . . .                                                     (30,000)
  Other (income) expense(4). . . . . . .                                                                      4,831        6,000
  Interest expense, net. . . . . . . . .         84,864         89,808        102,288         71,046        161,534      160,344
                                               --------       --------       --------      ---------       --------     --------
  Earnings (loss) from continuing
    operations before reorgani-
    zation costs and income
    taxes. . . . . . . . . . . . . . . .        (95,920)       (18,908)       (32,035)       (46,740)       (11,470)      12,420
  Reorganization income (costs). . . . .                       884,131       (138,057)       (40,000)
                                               --------       --------       --------      ---------       --------     --------
  Pretax earnings (loss) from
    continuing operations. . . . . . . .        (95,920)       865,223       (170,092)       (86,740)       (11,470)      12,420
  Income tax benefit (expense) . . . . .                        (9,800)                       13,200          2,000       (5,000)
                                               --------       --------       --------      ---------       --------     --------
  Earnings (loss) from
    continuing operations. . . . . . . .        (95,920)       855,423       (170,092)       (73,540)        (9,470)       7,420
  Extraordinary income (costs)
    and changes in accounting(5) . . . .                       323,220        (46,894)       (14,070)       (16,500)       6,050
                                               --------       --------       --------      ---------       --------     --------
  Net earnings (loss). . . . . . . . . .     $  (95,920)  $  1,178,643     $ (216,986)    $  (87,610)    $  (25,970)  $   13,470
                                               --------       --------       --------      ---------       --------     --------
                                               --------       --------       --------      ---------       --------     --------
  Loss per common share(6) . . . . . . .     $    (2.30)
                                              ----------
                                              ----------
OTHER DATA
  Capital expenditures . . . . . . . . .     $   59,957      $  38,242      $  34,850      $  37,989      $  83,220    $  75,849
  Depreciation and amortization. . . . .         33,987         38,540         43,636         21,836         50,995       52,956

PERIOD END DATA
  Working capital. . . . . . . . . . . .        739,810        701,478        628,270        978,082        843,414      873,307
  Total assets . . . . . . . . . . . . .      1,934,147      1,912,902      1,667,662      1,755,421      2,045,194    1,988,365
  Liabilities subject to settlement
    under reorganization
    proceedings. . . . . . . . . . . . .                                      598,321        598,650
  Receivables based financing. . . . . .        332,182        467,577        489,254        633,798        678,646      652,432
  Other secured long-term debt
    and capital lease obligations. . . .        561,954        563,216        508,429        515,290        939,797      956,665
  Convertible subordinated notes . . . .        143,750
  Common stock and other share-
    holders' equity (deficit). . . . . .        413,717        374,761       (508,476)      (272,627)      (193,820)    (211,617)
  Common shares outstanding
    (in thousands) . . . . . . . . . . .         46,814(7)      35,200(7)      30,349         30,369         29,848       23,060
  Number of stores . . . . . . . . . . .             83             83             88             89            115          114

(1) Effective as of February 2, 1991, the Company changed its fiscal year end from the Saturday closest to July 31 of each year to the Saturday closest to January 31 of each year.

(2) Sales decrease on a comparative 12 month basis excluding the 1990 sales of Thalhimers, which was sold.

(3) Sales decrease on a comparative six month basis, excluding sales for the comparable period for Thalhimers, which was sold.

(4) Includes gains on asset sales of $7.3 million in 1990, costs of the buying office closure of $12.1 million in 1990, and $6.0 million in 1989.

(5) Includes gain on debt discharge of $304.4 million in 1992, a charge for a change in accounting for post-retirement medical benefits of $30.0 million in 1991, an extraordinary charge of $16.5 million in 1990 for the uninsured loss associated with the October 1989 San Francisco earthquake, and income for changes in accounting for income taxes of $18.8 million in 1992 and $15.3 million in 1989, and costs relating to early retirements of debt of $16.9 million in 1991, $14.1 million in the Transition Period ended February 2, 1991, and $9.2 million in 1989.

(6) Earnings per common share were $.65 for the seventeen weeks ended January 30, 1993. Per share data for periods prior to the Emergence Date have been omitted as these amounts do not reflect the current capital structure.

(7) Includes 35.0 million shares of Common Stock expected to be issued in accordance with the POR. As of January 29, 1994, 1.2 million of these shares remain to be issued.

     The following table sets forth the consolidated capitalization and short-term debt of the Company and its consolidated subsidiaries at January 29, 1994 (dollar amounts in thousands):

  SHORT-TERM DEBT
    Credit Facility(1) . . . . . . . . . . . . . . . . . . . . . .       $  --
    Current portion of long-term secured debt. . . . . . . . . . .         570
    Current portion of capital lease obligations . . . . . . . . .       2,889
                                                                     ---------
      TOTAL SHORT-TERM DEBT. . . . . . . . . . . . . . . . . . . .   $   3,459
                                                                     ---------
                                                                     ---------
  LONG-TERM SENIOR DEBT
    Receivables Based Financing(1)(2). . . . . . . . . . . . . . .   $ 332,182
                                                                     ---------
    Secured Debt
      Term loans due in 1999 (3.875 percent at January 29, 1994) .      89,663
      9.0 percent notes due 1997-2002. . . . . . . . . . . . . . .      68,509
      9.9 percent notes due 1994-2010. . . . . . . . . . . . . . .       9,442
      10.67 percent notes due 1997-2002(3) . . . . . . . . . . . .     344,000
      Other notes (8.25 percent to 9.9 percent). . . . . . . . . .       6,243
                                                                     ---------
        Total secured debt . . . . . . . . . . . . . . . . . . . .     517,857
        Less current portion of secured debt . . . . . . . . . . .        (570)
                                                                     ---------
        Total long-term portion of secured debt. . . . . . . . . .     517,287
                                                                     ---------
      TOTAL LONG-TERM SENIOR DEBT. . . . . . . . . . . . . . . . .     849,469
                                                                     ---------

  CAPITAL LEASE OBLIGATIONS (excluding current maturities of
    $2,889). . . . . . . . . . . . . . . . . . . . . . . . . . . .      44,667
                                                                     ---------
  6.25 PERCENT CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2000(4) .     143,750
                                                                     ---------

  SHAREHOLDERS' EQUITY
    Preferred Stock -- 25 million $.01 par shares authorized;
      .9 million shares outstanding(5) . . . . . . . . . . . . . .           9
    Common Stock--100 million $.01 par value shares authorized;
      46.8 million shares outstanding(6) . . . . . . . . . . . . .         468
    Other Paid-in Capital. . . . . . . . . . . . . . . . . . . . .     500,785
    SFAS 87 Adjustment . . . . . . . . . . . . . . . . . . . . . .     (14,345)
    Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . .     (73,200)
                                                                     ---------
      TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . .     413,717
                                                                     ---------

  TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . . . . $ 1,451,603
                                                                   -----------
                                                                   -----------

(1) As of January 29, 1994, there were no outstanding borrowings under the Credit Facility and outstanding borrowings under the Receivables Facility were $332.2 million.
(2) The Company funds its credit card activities through the Receivables Securitization Facility, which provides for a special purpose corporation, whose accounts are consolidated into the Company, to purchase the Company's proprietary credit card receivables and to pay for these interests through the issuance of up to $575.0 million in commercial paper. The securitization program is currently scheduled to mature on October 8, 1995.
(3) Cash interest is payable on the 10.67% notes at the reduced rate of 7.5% per annum through October 8, 1994. The remaining interest (the difference between the contractual rate of 10.67% and 7.5%) is being capitalized into the 9.0% notes due 2002. After October 8, 1994 cash interest will be payable at 10.67%.
(4) The notes are convertible at the option of the holder at a conversion price of $12.19, subject to adjustment. The notes are redeemable at the option of the company on or after December 31, 1998.
(5) Preferred Stock outstanding includes approximately .1 million shares issuable to certain prepetition creditors or preconfirmation stockholders pursuant to the Company's POR.
(6) Based on the number of shares of Common Stock outstanding as of January 29, 1994. Includes approximately 1.2 million shares of Common Stock reserved for issuance or otherwise issuable to certain prepetition creditors or preconfirmation stockholders pursuant to the Company's POR. Does not include: (i) 5.9 million shares reserved for issuance under the 1992 Stock Incentive Plan, as amended (of which options with respect to 1.4 million shares of Common Stock are outstanding and immediately exercisable at prices of between $10.22 and $11.00 per share); (ii) 1.5 million shares reserved for issuance to the Company's 401(k) Savings and Investment Plan; or (iii) 2.5 million shares issuable at $17.00 per share upon exercise of Warrants issued or issuable pursuant to the POR. Warrants to purchase 1.5 million of such shares are currently outstanding; Warrants to purchase .9 million shares are issuable upon surrender of outstanding Series A Exchangeable Preferred Stock (the "Preferred Stock") for exchange; and Warrants for .1 million shares remain issuable to certain preconfirmation stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The discussion of results of operations that follows is based upon the Company's consolidated financial statements set forth on pages 38-57. The discussion of liquidity and capital resources is based upon the Company's current financial position. Upon emergence from bankruptcy, the Company adopted the principles of fresh start reporting as of October 3, 1992 (the "Effective Date") to reflect the impact of the reorganization. As a result of the application of fresh start reporting, the financial condition and results of operations of the Company for dates and periods subsequent to the Effective Date are not necessarily comparable to those prior to the Effective Date.

RESULTS OF OPERATIONS

     OVERVIEW. The Company has undertaken significant organizational changes during the past three years which have impacted operating results. In addition, there are inherent difficulties in comparing the pre- and post-emergence period financial statements due to the application of fresh start reporting effective October 3, 1992. Although separate reporting is required for the 35-week period ended October 3, 1992 and the 17-week period ended January 30, 1993, certain pre-petition and post-petition income and expense elements remain comparable.

     The following table summarizes the results for the 36-months ended January 29, 1994 on a comparable period basis. During the current year, certain one-time charges were incurred due to the execution of the Company's new business strategy. These charges included $18.0 million of strategic inventory clearance markdowns, which are part of the Company's inventory repositioning program. These markdowns were taken over and above markdowns taken in the normal course of business. In the prior year periods, markdowns of this nature were charged to previously established inventory valuation reserves. The one-time charges also included a non-recurring charge of $25.0 million for costs to implement a strategic plan, the activity value analysis, to streamline the Company's organizational structure and reduce administrative costs. These measures have resulted in cost savings of approximately $7.0 million in the current year with additional annualized savings of $30.0 million and $3.0 million expected to be realized during fiscal 1994 and 1995. In the fourth quarter of the current year, the Company recorded an additional $20.0 million charge to cover $15.0 million of costs relating to the January 1994 Northridge earthquake and $5.0 million for severance and other costs associated with additional restructuring efforts.

     The following table illustrates reported EBIT as well as proforma EBIT which adjusts for the one-time charges described above:


                                                             January         January        February       January        February
PERIOD END DATE                                             29, 1994        30, 1993        1, 1992       30, 1993        1, 1992
                                                            --------        --------        --------      --------        --------
NUMBER OF WEEKS REPORTED                                       52              17             17             52             52
     (IN MILLIONS)                                          --------        ---------       --------      --------        --------

Sales. . . . . . . . . . . . . . . . . . . . . . . . .      $  2,092.7       $  889.8       $  859.6     $  2,137.8     $  2,127.9
Finance charge income. . . . . . . . . . . . . . . . .            81.4           27.3           30.7           82.7           94.0
Cost of goods sold, including
  occupancy and buying costs
  (on a proforma FIFO basis)(1). . . . . . . . . . . .         1,580.0          660.8          636.7        1,582.8        1,586.5
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . . . . . .           551.1          206.8          209.3          561.6          559.9
                                                           -----------      ---------       --------     ----------     ----------
Proforma operating FIFO EBIT(1). . . . . . . . . . . .            43.0           49.5           44.3           76.1           75.5
Adjustments to arrive at
  reported EBIT:
  LIFO credit (charge) . . . . . . . . . . . . . . . .             8.9            1.9           (3.2)          (5.2)          (5.2)
  Realignment markdowns. . . . . . . . . . . . . . . .           (18.0)
  Special period end
    adjustments(1) . . . . . . . . . . . . . . . . . .                           17.5
  Charge for non-recurring costs . . . . . . . . . . .           (45.0)
                                                           -----------     ----------     ----------     ----------     ----------
Reported EBIT. . . . . . . . . . . . . . . . . . . . .     $     (11.1)    $     68.9     $     41.1     $     70.9     $     70.3
                                                           -----------     ----------     ----------     ----------     ----------
                                                           -----------     ----------     ----------     ----------     ----------




(1) Interim period results are affected by the Company's practice of allocating certain fixed buying and occupance costs among periods within the fiscal year to match these costs with the associated seasonal sales revenue. As a result of the application of fresh start reporting, however, the 1992 pre- and post-emergence reporting periods each required separate year-end type closings. Accordingly, buying and occupancy costs totalling $17.5 million, which would normally have been allocated to the fourth quarter of fiscal 1992, were required to be expensed in September in 1992. The "proforma operating FIFO EBIT" of $49.5 million for the seventeen week period ended January 30, 1993, reflects the normal interim allocation of occupancy and buying costs.



     52-WEEK PERIOD ENDED JANUARY 29, 1994 ("1993"). Sales in the current year were $2.09 billion, 2.1 percent less than the $2.14 billion reported in 1992. The current year results reflect the impact of the January 17, 1994 Northridge earthquake which resulted in the temporary closing of 14 stores. Currently, four stores remain closed due to damage sustained in the earthquake. The prior year includes results for three Utah stores and the Anaheim, California store which were closed in January 1993. On a comparative store basis, current year sales increased 1.6 percent over the comparable prior year period. Sales per gross square foot increased to $138 in the current year compared to $137 in 1993.

     Proforma operating FIFO EBIT of $43.0 million in the current year compares to $76.1 million for the combined pre- and post-emergence periods comprising the 52-week period ended January 30, 1993. Current year results were impacted by the necessary disruption associated with the implementation of programs to significantly reorganize and reposition the Company.

     Proforma FIFO cost of goods sold was $1,580.0 million, 75.5 percent of sales in the current year compared to $1,582.8 million, 74.0 percent of sales in the comparable prior year period. The 1.5 percent increase as a percent to sales reflects a reduction in markup rate resulting primarily from a move to everyday low pricing strategies and reflects the impact of competitive pricing pressures. The LIFO credit of $8.9 million in the current year compares to a charge of $5.2 million in the comparable prior year period. The current year LIFO credit was calculated on the basis of an internally calculated inflation index. This method, which was adopted effective October 3, 1992, provides the company with an inflation measurement that is specific to its business and eliminates reliance on the Bureau of Labor Statistics (BLS) national index. The
4.7 percent deflation generated by the internal index reflects the inventory impact of the Company's move to value pricing during the current year. Had the Company used the BLS index, which indicated a 1.3 percent rate of inflation for the year, a LIFO charge of approximately $15.0 million would have resulted for fiscal 1993.

     SG&A decreased to $551.1 million in the current year compared to $561.6 million in the comparable prior year period. Although SG&A as a percent to sales was 26.3 percent in both periods, the current year does begin to reflect the favorable impact of the AVA program with cost savings of $7.0 million reflected in the current year.

     Finance charge revenue of $81.4 million in the current year compared to $82.7 million in the comparable prior year period, and represented 3.9 percent of sales in both years. Effective October 1993, changes in the terms of the Company's revolving charge accounts reduced the minimum monthly payment requirements on outstanding balances from 10 percent to 5 percent. This change is expected to result in increases in customer receivable balances outstanding and corresponding finance charge revenue gains next year.

     Interest expense decreased to $84.9 million in the current year compared to $89.8 million in the comparable prior year period. The decrease in the current year interest expense results primarily from lower average borrowing rates under the Company's Receivables Facility for periods subsequent to the Emergence Date and the utilization of the net proceeds from the equity offering to lower borrowings under the Credit and Receivables Facilities subsequent to July 1993.

     Limitations on the Company's ability to record income tax benefits for net operating loss carryforwards for financial statement purposes, together with the impact of an offsetting state tax provision requirement, resulted in no tax benefit being recognized on the current year $95.9 million net loss.

     17-WEEK PERIOD ENDED JANUARY 30, 1993 ("POST-REORGANIZATION PERIOD"). Sales increased 3.5 percent to $889.8 million in the Post-reorganization Period from $859.6 million in the comparable prior-year 17-week period ended February 1, 1992. On a comparable store basis, the sales increase was also 3.5 percent. For the 13-week period ended January 30, 1993, comparable store sales increased
5.5 percent over the same prior year period, reflecting a generally strong holiday selling season and positive responses to the Company's sales and credit promotional activities.

     Proforma operating FIFO EBIT increased to $49.5 million, 5.6 percent of sales in the Post-reorganization Period from $44.3 million, 5.2 percent of sales, in the comparable prior-year period. Proforma EBIT reflects the reversal of the cost-of-goods-sold adjustment described in note 1 to the table above.
The improvement reflects the increased sales base and the realization of the benefits of cost reduction programs. Reported EBIT increased to $68.9 million,
7.7 percent of sales, in the Post-reorganization period.

     Proforma FIFO cost of goods sold increased to 74.3 percent of sales, $660.8 million, in the Post-reorganization Period from 74.1 percent, $636.7 million, in the comparable prior-year period. Cost of goods sold as a percentage of sales increased .2 percent as a result of competitive pressures on gross margins which more than offset the impact of higher sales and lower buying and occupancy costs. The LIFO credit of $1.9 million for the Post-reorganization Period compares to a charge of $3.2 million in the comparable prior-year period. Since the Company was deemed a new entity effective October 3, 1992, its previous LIFO reserve was eliminated at that date. The credit for the 17-week period ended January 30, 1993 reflects the general price deflation during the period together with the deflationary impact on the Company's internally generated inflation index as a result of the movement to value pricing. The comparable prior year period charge of $3.2 million, was an allocation of a portion of the fiscal 1992 $5.2 million charge.

     SG&A decreased to $206.8 million, 23.2 percent of sales, in the Post-reorganization Period from $209.3 million, 24.3 percent of sales, in the comparable prior-year period. This decrease is comprised of a $6.5 million decrease in other SG&A primarily reflecting reduced fixed costs resulting from the Company's consolidation programs, partially offset by a $4.2 million increase in sales promotion and selling expenses in response to competitive pressures during the holiday season.

     Finance charge revenue decreased to $27.3 million, 3.1 percent of sales, in the Post-reorganization Period from $30.7 million, 3.6 percent of sales, in the comparable prior-year period, reflecting the conservative approach to credit purchases generally, including proprietary credit card purchases, taken by customers prior to the holiday season, and the continuation of the trends discussed under "Business -- Proprietary Credit Card Operations". In addition, during the past two years, including the Post-reorganization Period, the Company has experienced an accelerated collection rate on proprietary credit card accounts resulting in lower overall outstanding customer receivables.

     Interest expense decreased to $29.6 million in the Post-reorganization Period from $32.1 million in the comparable prior-year period. This reduction was largely due to lower average interest rates.

     Net earnings of $22.7 million in the Post-reorganization Period are net of taxes at statutory rates and reflect an effective tax rate of 42.2 percent.

     The seasonal nature of the retail business results in a significant portion of the earnings from operations for the year being generated in the 17-week period. Interim operating results are thus not necessarily indicative of earnings from operations that will be realized for the full fiscal year.

     52-WEEK PERIOD ENDED JANUARY 30, 1993 ("1992"). Although the adoption of fresh start reporting significantly affected comparability, certain income and expense elements for the Post-reorganization Period and the 35-week period ended October 3, 1992 (The "Pre-reorganization Period") remain comparable and are addressed in the following analysis of results of operations for 1992.

     Sales for both 1992 and the prior fiscal year ended February 1, 1992 ("1991") were $2.1 billion. Sales growth during the first three quarters of 1992 was significantly limited by the weakness in the California economy from which approximately 90 percent of the Company's business is generated. On a comparable store basis, sales for 1992 increased 0.9 percent as compared to the prior year. Sales per gross square foot increased to $137 in 1992 from $133 in the prior year as a result of the corresponding increase in sales.

     Operating FIFO EBIT increased to $76.1 million, 3.6 percent of sales, in 1992 from $75.5 million, 3.5 percent of sales, in 1991. While EBIT was essentially unchanged, 1992 reflects the effect of overhead reductions resulting from the Company's consolidation programs substantially offset by increased promotional and selling expenses in response to economic and competitive factors particularly during the first three quarters of 1992.

     FIFO cost of goods decreased to $1,582.8 million, 74.0 percent of sales, in 1992 from $1,586.5 million, 74.6 percent of sales, in 1991. The improvement reflects a 0.9 percent increase in gross margin representing the impact of reductions in fixed buying and occupancy costs partially offset by a 0.4 percent decline in gross margin resulting from lower purchase markup. The LIFO method of inventory accounting resulted in a charge of $5.2 million in both periods.

     SG&A increased to $561.6 million in 1992 from $559.9 million in 1991. However, as a percentage of sales, SG&A was 26.3 percent in both years.
Although there was no net improvement in SG&A as a percent of sales, 1992 reflects an $18.7 million decrease in other SG&A, reflecting the impact on fixed costs of the Company's consolidation programs, offset by a $20.8 million increase in promotional expenses and selling and support services required to stimulate business in the difficult California retail environment.

     Finance charge revenue decreased to $82.6 million, 3.9 percent of sales, in 1992 from $94.0 million, 4.4 percent of sales, in 1991. The reduction reflects the impact of lower levels of consumer confidence in the California economy manifested by a decrease in credit purchases and an acceleration in the paydown of outstanding credit card balances.

     Interest expense decreased to $89.8 million in 1992 from $102.3 million in 1991. This decline was largely due to lower average interest rates.

     Net earnings of $1,178.6 million in 1992 reflect reorganization and debt discharge related gains of $1,188.5 million and a benefit of $18.8 million from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The change in accounting reflects the elimination of existing deferred income taxes through the recognition of net operating loss carryforwards for which no benefit could be recognized under the previous accounting standard. The $6.8 million tax benefit recognized in the Pre-reorganization Period reflects the reversal of existing tax reserves on the favorable resolution of income tax audits for tax years through July 1990. The tax provision of $16.6 million for the Post-reorganization Period reflects state and federal taxes at statutory rates on pre-tax earnings for that period.

     The net loss of $217.0 million in 1991 includes a charge of $138.1 million for reorganization costs comprised of a $65.0 million provision for the consolidation of the Company into a single operating entity, a $34.0 million charge for settlement of certain disputed prepetition trade claims and valuation adjustments to reflect the effect of the Chapter 11 proceedings on the amounts to be realized for certain assets, a $29.4 million charge for professional fees and other costs directly related to the proceedings, and a $9.7 million charge to write-off unamortized debt issue costs related to the Company's then outstanding subordinated debt. In addition, the net loss reflects an extraordinary net-of-tax charge of $16.9 million on the early extinguishment of an interim receivables facility entered into as a result of the filing for bankruptcy and a net-of-tax charge of $30.0 million resulting from a change in the method of accounting for post-retirement medical and other benefits as a result of the adoption of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Post retirement Benefits Other Than Pensions."

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW. During the current year the Company's liquidity was significantly enhanced by net proceeds of $147.5 million from the issuance of
11.45 million shares of common stock and from net proceeds of $137.9 million from an issuance of 6 1/4% Convertible Senior Subordinated Notes. Management believes that this infusion of funds, together with other actions taken with respect to covenant requirements under the Company's existing credit facilities, has positioned the Company to aggressively pursue its business strategy, including the modernization of its stores.

     STOCK OFFERING. The July 1993 public offering of common stock raised net proceeds of $147.5 million. The 10 million initial share offering plus the 1.45 million of over-allotment option shares exercised were issued at a price of $13.75 per share. The proceeds were principally intended to make capital available for the execution of the Company's business plan with $9.0 million designated to prepay existing notes.

     CONVERTIBLE SENIOR SUBORDINATED NOTES. On December 21, 1993, the Company issued and sold $143.75 million of 6.25% Convertible Senior Subordinated Notes due December 31, 2000 (the "Notes"). Interest on the Notes will be paid semi-annually on December 31 and June 30 of each year, commencing June 30, 1994. The Notes are convertible at the option of the holder thereof at any time after 90 days following the date of original issuance thereof and prior to maturity, unless previously redeemed, into shares of Common Stock, at a conversion price of $12.19 per share, subject to adjustment in certain events.

     The net proceeds of $137.9 million from the Note issuance will be used to fund the Company's business strategy, including the modernization of stores. Until such capital expenditures are made, the proceeds have been used to eliminate outstanding borrowings under the Company's Credit Facility and to reduce the level of financing under the Receivables Facility.

     CREDIT FACILITIES. As of the Emergence Date, the Company obtained a new three-year Credit Facility and a new three-year Receivables Facility. Subject to collateral limitations, the new facilities provide for up to $225.0 million in credit financing and up to $575.0 million to finance the Company's proprietary credit card receivables portfolio. As of January 29, 1994, no advances and $48.3 million in letters of credit were outstanding under the Credit Facility and $332.2 million of borrowings, $150.1 million less than the maximum available based on the level of customer receivables, were outstanding under the Receivables Facility.

     A substantial portion of the Company's debt is variable rate debt.
Assuming that the average borrowings and all other variables would have remained constant, an increase (or decrease) in the annual interest rates applicable to the variable rate portion of the Company's debt throughout the 52-week period ended January 29, 1994 of one percent would have increased (or decreased) the Company's interest expense for such period by $5.4 million.

     The Credit Facility contains a number of operating and financial covenants, as well as significant negative covenants. The Credit Facility includes covenants for material adverse changes, minimum aggregate net cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, the Credit Facility prohibits the Company from paying dividends on its stock and places limitations on the Company's capital expenditures. The Company is currently in compliance with all covenants under the Credit Facility. For the three month period ended January 29, 1994, all financial covenant requirements other than the Company's net inventory ratio were waived. The Company's net inventory ratio at January 29, 1994 was 78.1% or 12.5% less than the maximum inventory ratio permitted under the Credit Facility. The Credit Agreement and the Company's agreements with its other principal secured creditors also contain other covenants and requirements.

     Since July 1, 1993, the Company has had to amend its financial covenants in the Credit Facility as a result of charges incurred with respect to implementation of its business strategy, increased competitive pressure on sales and margins and the weak California economy. The charges included the $25 million charge in connection with the AVA program and the $18 million of inventory clearance markdowns designed to upgrade the Company's merchandise offerings. Subsequent to year end, the Credit Facility financial covenants were relaxed by an amendment which took into account the enhanced liquidity resulting from the Senior Subordinated Notes funding.

     CAPITAL EXPENDITURES. The Company concentrated its $60.0 million of capital expenditures in 1993 on store modernization and selling space improvement in addition to ongoing required maintenance expenditures. In light of the bankruptcy proceedings, the Company's capital expenditure programs were curtailed in 1992 and 1991. Capital expenditures amounted to $38.2 million in 1992 and $34.9 million in 1991. Capital expenditures between 1994 and 1996 are expected to be approximately $336.0 million. During this period capital expenditures for modernization and selling space improvements, including capitalized interest, are expected to total approximately $276.0 million, and maintenance capital expenditures are expected to total approximately $60.0 million. The capital expenditure program may be modified over time to accommodate market factors and the Company's then existing financial condition. In addition, from time to time the Company may consider proposals to close existing stores or open new stores.

     The Company's ability to fund its capital expenditure program and to implement its business strategy will depend on cash flow from operations and the continued availability of borrowings under the Credit Facility. Operating cash flow will be affected by, among other things, the timing of results from the Company's business strategy, sales during the holiday season, and general competitive and economic conditions. The Company believes that operating cash flow and amounts available under the Credit Facility, together with proceeds from the 1993 Convertible Senior Subordinated Notes and equity offerings, will be sufficient to fund the major elements of its business strategy. However, the Company continuously evaluates increasing or decreasing the number of stores, the terms of its Credit Facility and Receivables Facility and other operating and financing alternatives.

     OTHER MATTERS. At January 29, 1994, the Company has estimated federal tax net operating loss ("NOL") carryforwards of $495.0 million, which expire in years 2004 through 2008. The Company's ability to utilize the NOL carryforwards is limited on an annual basis as a result of the change in control that occurred at the emergence from bankruptcy. Notwithstanding this limitation, Management does not currently anticipate that the Company will have any significant cash requirements for income tax payments for the next several years based on the availability of the NOLs.

     If within a three-year period, however, 50% or more of the stock of the Company changes ownership again, the future annual use of NOLs may be limited to a greater extent by a new annual limit. The new annual limitation would be calculated as the product of (i) the highest long-term tax-exempt rate for a designated period prior to the ownership change and (ii) the market value of the Company at such time. This annual limit would apply to any NOLs incurred prior to the new change in control, but after the change in control that occurred at the emergence from bankruptcy. Furthermore, if the new annual limit were lower than the current annual limit, the new annual limit would apply to all NOLs of the Company incurred prior to the new change in control and could increase cash requirements for income tax payments.

INFLATION

     The effect of inflation on the Company's sales and cost of sales is, in the opinion of Management, most closely approximated by the available inflation factors utilized in the computation of LIFO inventories. Commencing with the 17-week period ended January 30, 1993, the Company is utilizing an internally developed inflation index based on an analysis of the Company's unique merchandise assortment. For periods prior to the Effective Date, the Company utilized the Department Store Inventory Price Index published by the Bureau of Labor Statistics (the "BLS Index"). For the 52-week period ended January 29, 1994, the internally developed index indicated deflation of 4.7 percent, consistent with the price reductions resulting from the movement to value pricing for a larger proportion of the Company's inventories. For this same period, the BLS Index indicated a 1.3 percent rate of inflation.

SEASONALITY

     The department store business is seasonal in nature with a high proportion of sales and earnings generated in November and December. Working capital requirements fluctuate during the year, increasing somewhat in late Summer in advance of the Fall merchandising season and increasing substantially at the outset of the holiday season when the Company must carry significantly higher inventory levels. Quarterly sales and EBIT for the 36 months ended January 29, 1994 were as follows:





                                                                Sales
                                                    -------------------------------
                                                      Dollar            Percent of
(DOLLAR AMOUNTS IN MILLIONS)                          Sales            Annual Sales            EBIT
                                                    --------           ------------         ---------
13 weeks ended January 29, 1994. . . . . . . . . .  $  705.6                33.7%            $ 30.0(1)
13 weeks ended October 30, 1993. . . . . . . . . .     469.7                22.4               (5.3)
13 weeks ended July 31, 1993 . . . . . . . . . . .     474.9                22.7                4.2(1)
13 weeks ended May 1, 1993 . . . . . . . . . . . .     442.5                21.2                5.0

13 weeks ended January 30, 1993 (proforma) . . . .     732.5                34.3               49.4(2)
13 weeks ended October 31, 1992 (proforma) . . . .     490.3                22.9                3.6(2)
13 weeks ended August 1, 1992. . . . . . . . . . .     481.4                22.5               12.3
13 weeks ended May 2, 1992 . . . . . . . . . . . .     433.6                20.3                5.6

13 weeks ended February 1, 1992. . . . . . . . . .     693.2                32.6               36.2
13 weeks ended November 2, 1991. . . . . . . . . .     508.7                23.9               15.1
13 weeks ended August 3, 1991. . . . . . . . . . .     495.9                23.3               15.3
13 weeks ended May 4, 1991 . . . . . . . . . . . .     430.1                20.2                3.7

(1) EBIT before non-recurring costs of $25.0 million in the period ended July 31, 1993 and $20.0 million in the period ended January 29, 1994.

(2) Reported EBIT for the 13-week periods ended October 31, 1992 and January 30, 1993 were a loss of $13.9 million and earnings of $66.9 million, respectively. Proforma EBIT reflects the allocation to the 13-week period ended January 30, 1993 of $17.5 million of fixed buying and occupancy costs recognized at October 3, 1992 as a result of the application of fresh start reporting.


     As a result of the seasonal nature of the Company's business, the Company follows the practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year in proportion to projected quarterly sales results. This allocation of costs, therefore, results in a higher portion of yearly fixed buying and occupancy costs being allocated to the fourth quarter.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data are as set forth in the "Index to Financial Statements" on page 34.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information required under this item with respect to directors of the Company, see "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 17, 1994, which sections are hereby incorporated by reference.

     For information required under this item with respect to executive officers of the Company see "Executive Officers of the Company" under Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

     For information required under this item with respect to executive compensation see "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 17, 1994, which sections are hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information required under this item with respect to beneficial ownership of the Company's voting securities by each director and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, see "Principal Stockholders and Management Ownership" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 17, 1994, which sections are hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information required under this item with respect to certain relationships and related transactions, see "Principal Stockholders and Management Ownership -- Certain Relationships and Related Transactions" and "Compensation of Executive Officers and Directors -- Compensation of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 17, 1994, which sections are hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements

     The consolidated financial statements of the Company are set forth in the "INDEX TO FINANCIAL STATEMENTS" on page 34.

     (2) Financial Statement Schedules

     Financial Statement Schedules, except those indicated in the "INDEX TO FINANCIAL STATEMENTS" on page 34, have been omitted because the required information is included in the financial statements or financial review, or the amounts are not significant.

     (3) Exhibits

     Exhibits are as set forth in the "INDEX TO EXHIBITS" on page 66.

(b)  Reports on Form 8-K

     November 8, 1993    Filing of Fourth Amendment to credit Agreement, dated
                         as of October 31, 1993, among Carter Hawley Hale
                         Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders.

     December 21, 1993   Filing of Fifth Amendment to Credit Agreement, dated as
                         of December 10, 1993, among Carter Hawley Hale Stores,
                         Inc., various financial institutions and General
                         Electric Capital Corporation, as agent for the lenders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of April, 1994.

                                        CARTER HAWLEY HALE STORES, INC.


                                   By:       /s/ DAVID L. DWORKIN
                                      -------------------------------------
                                                 David L. Dworkin
                                        President and Chief Executive Officer


                                POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 22, 1994.

               SIGNATURE                                      TITLE
               ---------                                      -----

                                                      Chairman of the Board
          /s/ SAMUEL ZELL                                   and Director
- - -------------------------------------
              Samuel Zell

                                                            President,
                                                   Chief Executive Officer and
                                                       Director (Principal
          /s/ DAVID L. DWORKIN                              Executive Officer)
- - --------------------------------------
              David L. Dworkin

                                                       Executive Vice President,
                                                       Chief Financial Officer
          /s/ JOHN C. HAECKEL                     (Principal Financial Officer)
- - --------------------------------------
              John C. Haeckel


                                                  Vice President, Accounting
          /s/ JOHN D. DAVIES                      (Principal Accounting Officer)
- - --------------------------------------
              John D. Davies


          /s/ DR. LEOBARDO F. ESTRADA                            Director
- - ---------------------------------------
              Dr. Leobardo F. Estrada


          /s/ SIDNEY R. PETERSEN                                 Director
- - ----------------------------------------
              Sidney R. Petersen


                    *                                            Director
- - ----------------------------------------
               Dennis C. Stanfill

          SIGNATURE                                               TITLE
          ---------                                               -----

          /s/ TERRY SAVAGE                                       Director
- - ----------------------------------------
              Terry Savage


          /s/ DAVID M. SCHULTE                                   Director
- - ----------------------------------------
              David M. Schulte


          /s/ STANFORD SHKOLNIK                                  Director
- - ----------------------------------------
              Stanford Shkolnik


                    *                                            Director
- - ----------------------------------------
               Dr. Robert M. Solow


          /s/ JAMES D. WOODS                                     Director
- - ----------------------------------------
              James D. Woods


     *The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.



                                        By:      /s/ MARC E. BERCOON
                                           ---------------------------------
                                                     Marc E. Bercoon
                                                     Attorney-in-Fact

                         CARTER HAWLEY HALE STORES, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                        PAGE
                                                                                                        ----
Report of Independent Accountants (Relating to Period After October 3, 1992). . . . . . . . . .          35
Report of Independent Accountants (Relating to Period Before October 3, 1992) . . . . . . . . .          36
Consent of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37
Consolidated Financial Statements
     Consolidated Statement of Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .          38
     Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          39
     Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . .          40
     Consolidated Statement of Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . .          41
     Summary of Significant Accounting Policies . . . . . . . . . . . . . . . . . . . . . . . .          42
     Financial Review . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          45
     Financial Statement Schedules
          Schedule II--Accounts Receivable from Related Parties . . . . . . . . . . . . . . . .          58
          Schedule V--Property and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . .          59
          Schedule VI--Accumulated Depreciation and Amortization
               of Property and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .          60
          Schedule VIII--Valuation and Qualifying Accounts and Reserves . . . . . . . . . . . .          61
          Schedule IX--Short-Term Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .          62
          Schedule X--Supplementary Income Statement Information. . . . . . . . . . . . . . . .          63
Quarterly Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Carter Hawley Hale Stores, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page 34 present fairly, in all material respects, the financial position of Carter Hawley Hale Stores, Inc. and its subsidiaries at January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for the fiscal year ended January 29, 1994 and the seventeen weeks ended January 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the Reorganization and Basis of Reporting section of the Summary of Significant Accounting Policies, on September 14, 1992, the United States Bankruptcy Court confirmed the Company's plan of reorganization. The plan of reorganization, which was effective October 8, 1992, resulted in the discharge of all claims against the Company which arose prior to February 11, 1991 and substantially altered the rights and interests of the existing equity security holders. The Company utilized fresh start reporting as of October 3, 1992 to account for the effects of the reorganization.



Price Waterhouse
Los Angeles, California
March 14, 1994

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Carter Hawley Hale Stores, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page 34 present fairly, in all material respects, the results of operations and cash flows of Carter Hawley Hale Stores, Inc. and its subsidiaries for the thirty-five weeks ended October 3, 1992 and the fiscal year ended February 1, 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the Reorganization and Basis of Reporting section of the Summary of Significant Accounting Policies, on February 11, 1991, the Company filed a petition with the United States Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code. The plan of reorganization was effective October 8, 1992, at which time the Company emerged from bankruptcy. The Company utilized fresh start reporting as of October 3, 1992 to account for the effects of the reorganization.

As discussed in the Changes in Accounting Policies section of the Summary of Significant Accounting Policies, the Company changed its method of accounting for income taxes in the thirty-five week period ended October 3, 1992, and its method of accounting for other post-employment benefits in the fiscal year ended February 1, 1992.



Price Waterhouse
Los Angeles, California
March 12, 1993

                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-58478 and 33-58480) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-51847) of our reports dated March 14, 1994 and March 12, 1993 appearing on pages 35 and 36, respectively, of this Form 10-K.



Price Waterhouse
Los Angeles, California
April 26, 1994

                       CARTER HAWLEY HALE STORES, INC.

                     CONSOLIDATED STATEMENT OF EARNINGS



                                           Year Ended                      Period Ended                 Year Ended
                                           -----------            ----------------------------          -----------
                                           January 29,            January 30,       October 3,          February 1,
                                              1994                   1993              1992                1992
(In thousands, except per share data)      (52 weeks)             (17 weeks)        (35 weeks)           (52 weeks)
- - -------------------------------------------------------------------------------------------------------------------
Sales                                       $ 2,092,681           $ 889,843         $ 1,248,004        $  2,127,917

Finance charge revenue                           81,438              27,265              55,377              93,992

Cost of goods sold, including
  occupancy and buying costs                  1,589,077             641,361             946,618           1,591,770

Selling, general and administrative
  expenses                                      551,098             206,804             354,806             559,886

Charge for non-recurring costs                   45,000
                                            -----------           ---------         -----------        ------------

Earnings (loss) from operations before
  interest expense, reorganization
  items and income taxes                        (11,056)             68,943               1,957              70,253

Interest expense, net                            84,864              29,623              60,185             102,288

Earnings (loss) from operations
  before reorganization income
  (costs) and income taxes                      (95,920)             39,320             (58,228)            (32,035)

Reorganization income (costs)                                                           884,131            (138,057)
                                            -----------           ---------         -----------        ------------

Earnings (loss) from operations
  before income taxes                                                39,320             825,903            (170,092)

Income tax benefit (expense)                                        (16,600)              6,800
                                            -----------           ---------         -----------        ------------

Earnings (loss) before extraordinary
  items and cumulative effect of
  changes in accounting                         (95,920)             22,720             832,703            (170,092)

Extraordinary items
  Gain on debt discharge                                                                304,388
  Costs related to early retirement
      of debt                                                                                               (16,894)

Cumulative effect of changes in accounting
  Income taxes                                                                           18,832
  Post-retirement medical and other
      benefits, net of income tax
      benefit of $2,000                                                                                     (30,000)
                                            -----------           ---------         -----------        ------------

Net earnings (loss)                         $   (95,920)          $  22,720         $ 1,155,923        $   (216,986)
                                            -----------           ---------         -----------        ------------
                                            -----------           ---------         -----------        ------------
Earnings (loss) per common share              $   (2.30)          $     .65
                                            -----------           ---------
                                            -----------           ---------


See accompanying Summary of Significant Accounting Policies and Financial
Review.

                       CARTER HAWLEY HALE STORES, INC.

                         CONSOLIDATED BALANCE SHEET




                                        January 29,              January 30,
(In thousands)                            1994                      1993
- - -------------------------------------------------------------------------------

ASSETS
Current assets
     Cash                                $  18,192                $  18,617
     Accounts receivable, net              627,374                  579,794
     Merchandise inventories               427,631                  467,709
     Other current assets                    9,799                   12,913
                                       -----------              -----------
                                         1,082,996                1,079,033


Property and equipment, net                810,608                  788,129
Other assets                                40,543                   45,740
                                       -----------              -----------
                                        $1,934,147               $1,912,902
                                       -----------              -----------
                                       -----------              -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Notes payable and current
         installments                   $    3,459               $   59,385
     Accounts payable                      151,687                  172,159
     Accrued expenses                      186,837                  142,973
     Current income taxes                    1,203                    3,038
                                       -----------              -----------
                                           343,186                  377,555

Receivables based financing                332,182                  467,577
Other secured long-term debt               517,287                  515,658
Convertible subordinated notes             143,750
Capital lease obligations                   44,667                   47,558
Other liabilities                          124,508                  117,343
Deferred income taxes                       14,850                   12,450

Shareholders' equity
     Preferred stock, $.01 par value             9                       11
     Common stock, $.01 par value              468                      352
     Other paid-in capital                 500,785                  351,678
     Total accumulated earnings (deficit)  (87,545)                  22,720
                                       -----------              -----------
                                           413,717                  374,761
                                       -----------              -----------

                                        $1,934,147               $1,912,902
                                       -----------              -----------
                                       -----------              -----------


See accompanying Summary of Significant Accounting Policies and Financial
Review.

                         CARTER HAWLEY HALE STORES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Year Ended                  Period Ended        Year Ended
                                                                   -------------      ---------------------------  ------------
                                                                   January 29,         January 30,    October 3,   February 1,
                                                                      1994                1993           1992         1992
(In thousands)                                                     (52 weeks)          (17 weeks)     (35 weeks)   (52 weeks)
- - -----------------------------------------------------------------------------------------------------------------------------
Operating activities
     Earnings (loss) from operations                               $(95,920)            $22,720       $832,703      $(170,092)
     Adjustments to reconcile earnings (loss) from
          operations to net operating cash flows
          Fresh-start adjustment                                                                      (906,373)
          Depreciation and amortization                              33,987              10,617         27,923         43,636
          Stock compensation                                                              1,401
          Deferred income taxes                                       2,400              16,450
          Change in operating assets and liabilities
               Restricted cash                                                           47,954        (47,954)        45,437
               Customer receivables, net                              2,158             (88,217)       105,040         78,166
               Merchandise inventories                               40,078              43,715        (79,476)       (28,997)
               Accounts payable and accrued expenses                 (7,590)            (64,157)        59,309        201,893
               Receivables securitization deposits                                                                      7,966
               Other, net                                           (10,455)             (4,989)        14,359        (11,565)
                                                                    -------              -------       -------        -------
     Net cash provided (used) by operating activities               (35,342)            (14,506)         5,531        166,444
                                                                    -------              -------       -------        -------

Investing activities
     Proceeds from sales of property and
          equipment                                                   6,468
     Purchases of property and equipment                            (59,957)            (21,190)       (17,052)       (34,850)
                                                                    -------              -------       -------        -------
     Net cash used by investing activities                          (53,489)            (21,190)       (17,052)       (34,850)
                                                                    -------              -------       -------        -------

Financing activities
     Net change in financing under receivables
          based facilities                                         (135,395)             79,271       (100,948)      (144,544)
     Net change in financing under working
          capital facilities                                        (52,315)            (38,485)        53,800         37,000
     Retirements of long-term debt and
          capital lease obligations                                 (16,855)             (2,739)        (1,929)        (2,771)
     Costs relating to early retirements of long-term
          debt, net of items not requiring cash outlay                                                 (10,652)       (16,894)
     Issuance of convertible subordinated notes                     143,750
     Issuances of common stock                                      149,221                             50,000
                                                                    -------              -------       -------        -------
     Net cash provided (used) by financing activities                88,406              38,047         (9,729)      (127,209)
                                                                    -------              -------       -------        -------

Net increase (decrease) in cash                                        (425)              2,351        (21,250)         4,385
Cash at the beginning of the period                                  18,617              16,266         37,516         33,131
                                                                    -------              -------       -------        -------

Cash at the end of the period                                      $ 18,192             $18,617       $ 16,266      $  37,516
                                                                    -------              -------       -------        -------
                                                                    -------              -------       -------        -------

See accompanying Summary of Significant Accounting Policies and Financial
Review.

                         CARTER HAWLEY HALE STORES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                             Total Accumulated
                                                                                                             Earnings (Deficit)
                                                                                                          -------------------------
                                                   Shares Issued          Par Value                                     Accumulated
                                        Warrants  -----------------   ------------------    Other Paid-   SFAS 87       Earnings
(In thousands)                          Issued    Preferred Common    Preferred   Common    in Capital    Adjustment    (Deficit)
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, February 2, 1991                                   30,369    $           $  303   $ 643,252      $ (4,306)     $ (911,876)
Net loss                                                                                                                  (216,986)
Net cancellations of common stock
  under the stock incentive plan                               (20)                              (58)
Adjustment to additional minimum
  pension liability                                                                                        (18,805)
                                        --------  --------- --------  --------    --------  --------      --------      ----------
Balance, February 1, 1992                                   30,349                   303     643,194       (23,111)     (1,128,862)
Net earnings                                                                                                             1,155,923
Net cancellations of common stock
  under the stock incentive plan                              (868)                   (9)
Adjustment to additional minimum
  pension liability                                                                                         23,111         (27,061)
Reorganization Plan transactions:
  Existing equity holders:
    Cancellation of existing
      common stock outstanding                              (29,481)                (294)   (643,194)
    Issuance of new common stock
      together with warrants or
      preferred stock                     1,333     1,143     2,386      11           24      23,965
  Issuance of new common stock to
    holders of liabilities subject
    to settlement                                            27,600                  276     275,724
Additional equity investment                                  5,000                   50      49,950
                                        --------  --------- --------  --------    --------  --------      --------      ----------

Balance, October 3, 1992                  1,333     1,143    34,986      11          350     349,639
Net earnings                                                                                                               22,720
Issuances of new common stock                                   214                    2       2,039
Conversions of preferred stock               41       (41)
                                        --------  --------- --------  --------    --------  --------      --------      ----------

Balance, January 30, 1993                 1,374     1,102    35,200      11          352     351,678                       22,720
Net loss                                                                                                                  (95,920)
Issuances of new common stock                                11,450                  114     147,432
Conversion of preferred stock               160      (160)               (2)                       2
Exercise of stock options                                       164                    2       1,673
Adjustment to additional
  minimum pension liability                                                                                (14,345)
                                        --------  --------- --------  --------    --------  --------      --------      ----------

Balance January 29, 1994                  1,534       942    46,814   $     9     $  468  $  500,785    $  (14,345)   $   (73,200)
                                        --------  --------- --------  --------    --------  --------      --------      ----------
                                        --------  --------- --------  --------    --------  --------      --------      ----------


See accompanying Summary of Significant Accounting Policies and Financial
Review.

                         CARTER HAWLEY HALE STORES, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


REORGANIZATION

     On February 11, 1991 (the "Petition Date"), the Company filed a petition (the "Filing") for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). The Company subsequently managed its affairs and operated its business under Chapter 11 as a debtor-in-possession while a plan of reorganization was formulated.

     On July 28, 1992, the Company's plan of reorganization ("POR"), which was supported by the largest secured and unsecured creditors and the official committee of the equity security holders, was filed with the Bankruptcy Court. The POR was subsequently confirmed at the Bankruptcy Court hearing held on September 14, 1992 and became effective October 8, 1992 (the "Emergence Date").

     The POR provided for the conversion of substantially all unsecured claims into 27.6 million shares of Common Stock, the conversion of all common stock outstanding immediately prior to the Emergence Date ("Old Common Stock") into
2.4 million shares of newly-issued common stock of the Company ("Common Stock") and a combined total of 2.5 million of convertible warrants or shares of preferred stock, and the conversion of accrued interest under certain secured debt agreements into secured long-term obligations in accordance with the related settlement agreements.

     Pursuant to the POR, Zell/Chilmark Fund, L.P. ("Zell/Chilmark"), the Company's largest unsecured creditor, received 21.2 million shares of Common Stock in settlement of approximately $461.0 million of unsecured claims on the Emergence Date. In addition, pursuant to the terms of the Postpetition Store Modernization Facility Conversion Agreement (the "Conversion Agreement"), Zell/Chilmark and an institutional investor each acquired an additional 2.5 million shares of Common Stock at a price of $10.00 per share. As of the Effective Date, 32.4 million shares of Common Stock were issued pursuant to the POR and the Conversion Agreement, of which Zell/Chilmark owned 73.2 percent. As of January 29, 1994 Zell/Chilmark owned approximately 54.4% of the Company's outstanding Common Stock.

BASIS OF REPORTING

     The financial statements as of October 3, 1992 (the "Effective Date") and for the 35 week period then ended reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh-start reporting contained in American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization Statement"). Operations during the period from October 3, 1992 through the Emergence Date had no significant impact on the emergence transactions and as a result have not been separately identified. The financial statements as of October 3, 1992 and for periods ending thereafter have been segregated from those for prior periods by a solid double line to reflect the significant change in reporting entity resulting from the application of fresh start reporting.

     Certain amounts reported in prior years have been reclassified in the accompanying financial statements to conform to the current fiscal year basis of presentation.

FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to January 31.

CHANGES IN ACCOUNTING POLICIES

     During 1993, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This statement establishes standards of financial accounting and reporting for the estimated costs of benefits provided to former or inactive employees after employment, but before retirement, and provides for the costs of such benefits to be accounted for on an accrual basis rather than as expenditures are made. The Company's practice has been to accrue its obligation for such benefits of a material nature when circumstances indicate a liability has been incurred and the amount or range of amounts are reasonably estimable. As a result, the adoption of SFAS 112 had no impact on the Company's financial position or results of operations.

     During 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Prior to the adoption of SFAS No. 109, the Company accounted for income taxes under Statement of Financial Accounting Standards No. 96 ("SFAS No. 96"). Both SFAS No. 109 and SFAS No. 96 require the use of the liability method of accounting for income taxes and require the adjustment of previously recorded deferred tax liabilities and assets for the effects of changes in tax laws or rates through the date of the latest financial statements presented. SFAS No. 109 changed the criteria for recognition and measurement of deferred tax assets and allowed the Company to recognize certain benefits resulting from net operating loss carryforwards for which no benefit could be recognized under SFAS 96. The cumulative effect of the change on prior years was a gain of $18.8 million, which has been reflected in net earnings for the first quarter of 1992.

     During 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension." Effective February 3, 1991, a $32.0 million long term liability for the postretirement benefits, a $2.0 million reduction of the deferred tax liability, and a $30.0 million net of tax charge were recorded to reflect the effects of this change in accounting.

SALES

     Sales are net of returns, exclude sales tax, and comprise sales of merchandise, services, and leased departments. Leased department sales were $210.7 million in 1993, $88.5 million for the seventeen week period ended January 30, 1993, $139.3 million for the thirty-five week period ended October 3, 1992, and $224.4 million in 1991.

CUSTOMER ACCOUNTS RECEIVABLE

     An account is generally written-off when the aggregate of payments made in the most recent six months is less than one full monthly scheduled payment, or when it is otherwise determined that the account is uncollectible.

INVENTORIES

     Merchandise inventories are valued at the lower of cost or market, as determined by the retail method on the last-in, first-out ("LIFO") basis. For periods subsequent to the Effective Date, the Company utilized internally developed inflation indices in the computation of LIFO inventories. Prior to Effective Date, the Company utilized the inflation indices published by the Bureau of Labor Statistics.

PROPERTY AND EQUIPMENT

     Property and equipment additions are recorded at cost and include major renewals and improvements of a permanent nature. Other renewals and improvements and maintenance and repairs are expensed.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the property and equipment, or over the terms of the related leases, if shorter. Debt acquisition costs are amortized over the life of the related debt.

ADVERTISING AND PROMOTIONAL COSTS

     Advertising and promotional costs are generally expensed as incurred except for certain costs which are deferred over the term of the promotion, generally three months or less.

INCOME TAXES

     Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires, among other things, the recognition of a deferred tax liability for taxable temporary differences and a deferred tax asset for deductible temporary differences. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that all, or some portion, will not be realized.

EARNINGS PER SHARE OF COMMON STOCK

     Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, including dilutive stock options and all 35.0 million shares of Common Stock expected to be issued in accordance with the POR. As of January 29, 1994, 1.2 million shares remain to be issued in accordance with the POR. Per share data for periods prior to October 3, 1992 have been omitted as these amounts do not reflect the current capital structure.

                                FINANCIAL REVIEW

NON-RECURRING COSTS

     A significant number of the Company's Southern California stores suffered damage as a result of the major earthquake which affected that area on January 17, 1994. While most of the area stores were reopened within two weeks, as of April 25, 1994, four stores remained closed for repairs. The Company maintains earthquake and business interruption insurance with standard deductible provisions that require the Company to incur an initial level of costs at each location subject to damage or interruption of business. In January 1994, the company established a reserve of $65.4 million to cover costs of building and fixture repairs, inventory and business interruption losses, and other costs related to the earthquake. In addition, a $50.4 million receivable was established for estimated insurance recoveries resulting in a $15.0 million non-recurring charge being recognized for earthquake related losses in excess of estimated insurance proceeds. As of year end, $17.1 million of the reserve had been utilized, largely to cover damaged inventories.

     During the current year, the Company also recorded $30.0 million in non-recurring charges associated with one-time costs expected to be incurred in the implementation of the strategic plan to streamline the Company. The plan, which was implemented in 1993, is expected to result in annualized cost savings of approximately $40.0 million. These cost savings are attributable to the elimination of redundant and low value-added functions within the support and administrative areas of the Company. The charge is comprised of severance and other benefit costs to be incurred from staff reductions, related consulting fees, and the costs of implementing other efficiencies under the plan.

REORGANIZATION INCOME AND COSTS

     In accordance with the Reorganization Statement, income and costs directly related to the reorganization have been segregated and are separately disclosed. The major components are as follows:


                                                       Period Ended        Year Ended
                                                      ---------------   ----------------
                                                      October 3, 1992   February 1, 1992
(In millions)                                           (35 Weeks)         (52 Weeks)
- - ----------------------------------------------------------------------------------------
Adjustments to fair value                                 $906.4            $   (9.0)
Provision for consolidation                                                    (65.0)
Provision for settlement of disputed claims                 (8.5)              (25.0)
Professional fees and other expenditures
  directly related to the Filing                           (13.8)              (29.4)
Write-off of unamortized debt issue
  costs on subordinated debentures                                              (9.7)
                                                          ------            --------

                                                          $884.1            $ (138.1)
                                                          ------            --------
                                                          ------            --------

     The adjustments to fair value reflect the effects of the revaluation of assets and liabilities in accordance with the Reorganization Statement. These adjustments which include the $283.4 million write-up of fixed assets and the net increase of $3.5 million in other balance sheet items result in the elimination of the remaining $619.5 million accumulated deficit in shareholders' equity. The $9.0 million adjustment in fiscal 1991 reflects the reduction in the carrying values of certain assets based on the anticipated effect of the POR on the amounts to be realized for such assets.

     The provision for consolidation is comprised of the estimated costs for the comprehensive centralization of major management functions. The new management approach, implemented during 1992, consolidates all corporate, merchandising, marketing, operations, administration, and support functions into a single organization.

     The provision for settlement of disputed claims represents Management's estimate of the net amount required to cover all outstanding disputed claims included in liabilities subject to settlement based on current facts and circumstances.

     Unamortized debt issue costs on subordinated debentures, which totalled $9.7 million as of the Petition Date, were charged to reorganization costs in the fourth quarter of 1991 as a result of the claims related to the debt being allowed by the Bankruptcy Court.

GAIN ON DEBT DISCHARGE

     The gain on debt discharge reflects the conversion of $600.0 million of liabilities subject to settlement into $276.0 million of shareholders' equity resulting in a $324.0 million gain. The gain is presented net of write-offs and costs associated with the repayment of borrowings on the Effective Date.

INTEREST EXPENSE, NET

     The components of interest expense are as follows:


                                          Year                                              Year
                                          Ended                 Period Ended                Ended
                                        ----------     -----------------------------      ----------
                                        January 29,    January 30,         October 3,     February 1,
                                           1994           1993               1992           1992
(In millions)                           (52 weeks)     (17 weeks)          (35 weeks)     (52 weeks)
- - -----------------------------------------------------------------------------------------------------
Interest on total debt                   $  71.3        $  24.9             $  54.1        $  90.1
Imputed interest on capitalized
  lease obligations                          4.4            1.6                 3.4            5.4
Capitalized interest                        (1.4)           (.5)                (.4)          (1.6)
Amortization of debt
  issuance costs                             8.3            2.6                 4.3            8.3
Commitment fees                              1.5             .8
Other                                         .8             .2                (1.2)            .1
                                         -------        -------             -------       --------
Interest expense, net                    $  84.9        $  29.6             $  60.2       $  102.3
                                         -------        -------             -------       --------
                                         -------        -------             -------       --------


     Interest payments, net of amounts capitalized, were $63.8 million in 1993, $34.0 million in the seventeen week period ended January 30, 1993, $32.8 million in the thirty-five week period ended October 3, 1992, and $46.6 million in 1991. As a result of the Filing, interest payments during bankruptcy were limited to amounts due under the Post-petition Credit Agreement, the Interim Receivables Facility (during its existence), the Post-petition Receivables Securitization Facility, and the interest element of capital lease payments made. During bankruptcy, interest continued to accrue on the Company's secured mortgage debt but no payments were made. Both the accrual of interest and amortization of debt issuance costs on the Company's subordinated debt ceased at the Filing. Unaccrued interest on the subordinated debt amounted to $29.2 million in the thirty-five weeks ended October 3, 1992, and $42.5 million in 1991. In accordance with the POR, the liability for such unaccrued interest was cancelled with no payment due. The remaining $9.7 million of unamortized debt issuance costs relating to the subordinated debt were written-off as a reorganization cost in the fourth quarter of 1991.

     Commitment fees totalling $1.8 million in the thirty-five week period ended October 3, 1992 and $3.2 million in 1991 were included in selling, general and administrative expenses. Such fees are reported as a component of interest expense for periods subsequent to the Effective Date.

INCOME TAXES

     No tax provision was recognized for the year ended January 29, 1994. As a result of the Company's limited ability to recognize a benefit for the current year loss, the federal tax benefit for the year was completely offset by a state provision.

     Income taxes for 1992 were required to be separately computed for the pre- and post-reorganization periods. The $6.8 million tax benefit recognized for the thirty-five week period ended October 3, 1992 reflects the reversal of certain tax reserves on favorable resolution of income tax audits for tax years through July 1990.


                                          Year                                              Year
                                          Ended                 Period Ended                Ended
                                        ----------     -----------------------------      ----------
                                        January 29,    January 30,         October 3,     February 1,
                                           1994           1993               1992           1992
(In millions)                           (52 weeks)     (17 weeks)          (35 weeks)     (52 weeks)
- - -----------------------------------------------------------------------------------------------------

Current
 Federal                                 $              $                   $   (6.8)      $
 State                                                        .1
                                         --------       --------            --------       --------
                                               --             .1                (6.8)            --
                                         --------       --------            --------       --------
Deferred
 Federal                                     (2.6)          11.6
 State                                        2.6            4.9
                                         --------       --------            --------       --------
                                               --           16.5                  --             --
                                         --------       --------            --------       --------

Income tax expense (benefit)             $     --       $   16.6            $   (6.8)     $      --
                                         --------       --------            --------       --------
                                         --------       --------            --------       --------



     The limited ability to utilize net operating loss carryforwards in certain periods is reflected in the following analyses of the effective income tax rate reconciliation and the composition of deferred income tax liability.


                                          Year                                              Year
                                          Ended                 Period Ended                Ended
                                        ----------     -----------------------------      ----------
                                        January 29,    January 30,         October 3,     February 1,
                                           1994           1993               1992           1992
(Percent of pre-tax earnings)           (52 weeks)     (17 weeks)          (35 weeks)     (52 weeks)
- - -----------------------------------------------------------------------------------------------------
Federal income tax at
 statutory rate                            (35.0)%          34.0%              (34.0)%        (34.0)%
State income taxes                           2.7             8.4
Losses for which no benefit
 is recognized                              32.3                                34.0           34.0
Adjustments to taxes
 previously recorded                                                             (.8)
Other, net                                                   (.2)
                                         --------       --------            --------       --------
Effective income tax rate                      --%          42.2%                (.8)%           --%
                                         --------       --------            --------       --------
                                         --------       --------            --------       --------

     In the current year, a valuation allowance was established to offset all but $2.6 million of federal tax benefits related to the loss from continuing operations recorded in the current year. The change in the federal corporate rate from 34 percent to 35 percent, resulting from legislation passed during the current year, did not have a significant impact on the federal deferred tax liability. The principal items comprising the deferred tax liability are as follows:


                                                       January 29,         January 30,
(In millions)                                             1994                1993
- - --------------------------------------------------------------------------------------
Property and equipment                                  $  194.7            $  178.5
Inventories                                                 36.8                32.5
Other                                                        9.6                 7.8
                                                        --------            --------
Gross deferred tax liability                               241.1               218.8
                                                        --------            --------

Employee benefits                                          (60.7)              (52.1)
Unscheduled claims                                          (4.9)               (6.1)
Short-period loss                                           (8.5)              (10.0)
Accounts receivable                                         (7.6)               (7.5)
Restructuring reserves                                      (5.0)               (9.3)
Earthquake                                                  (3.4)
Loss carryforwards                                        (165.9)             (112.4)
Credit carryforwards                                        (7.9)               (3.9)
Other                                                       (8.2)               (5.0)
                                                        --------            --------

Gross deferred tax asset                                  (272.1)             (206.3)
                                                        --------            --------

SFAS 109 valuation allowance                                45.9
                                                        --------            --------

Net deferred tax liability                              $   14.9            $   12.5
                                                        --------            --------
                                                        --------            --------


     The Company has estimated tax basis net operating loss carryforwards of $495.0 million for federal purposes which expire in the years 2004 through 2008. As of the Emergence Date, the Company experienced a change of ownership which restricts the Company's ability to utilize its net operating loss carryforwards in future years. The Company has federal business credit carryforwards of $3.6 million which expire in the years 2002 through 2005 and an alternative minimum tax credit carryforward of $1.0 million which carries over indefinitely.

     The Company has California net operating loss carryforwards of $229.0 million which expire in the years 1996 through 2002. In the current year, the net operating loss carryforward period was legislately reduced to five years. This change is effective for the Company's net operating losses generated in the current year and future years. This change many further restrict the Company's ability to use its California net operating losses.

     Income tax payments were $.2 million in 1993, $.2 million and $.1 million in the seventeen and thirty-five week periods comprising the fiscal year ended January 30, 1993 and $.1 million in 1991.

ACCOUNTS RECEIVABLE AND CREDIT OPERATIONS

     Accounts receivable consist of the following:


                                                       January 29,         January 30,
(In millions)                                             1994                1993
- - --------------------------------------------------------------------------------------
Customer receivables                                    $  578.3            $  580.6
Other receivables                                           66.3                16.5
                                                        --------            --------
                                                           644.6               597.1
Less allowance for doubtful accounts                       (17.2)              (17.3)
                                                        --------            --------

Accounts receivable, net                                $  627.4            $  579.8
                                                        --------            --------
                                                        --------            --------


     Other receivables at January 30, 1994 include $50.4 million in estimated earthquake insurance recoveries.

     Selected credit operations information is as follows:

                                          Year                                              Year
                                          Ended                 Period Ended                Ended
                                        ----------     -----------------------------      ----------
                                        January 29,    January 30,         October 3,     February 1,
                                           1994           1993               1992           1992
(In millions)                           (52 weeks)     (17 weeks)          (35 weeks)     (52 weeks)
- - -----------------------------------------------------------------------------------------------------
Credit sales as a percent of
 gross sales                             51.7%          52.7%               52.0%          53.8%
Uncollectible account losses,
 net of recoveries, as a
 percent of credit sales                  2.5%           2.2%                3.6%           3.1%


     The Company's proprietary credit card penetration has eroded 2.1% during the past three years, from 53.8% of gross sales in fiscal 1991 to 51.7% in the current year. In part, this reflects the weakness in the California economy which resulted in lower levels of consumer confidence and decreased total credit sales. In addition, it reflects the wider use of third party bank cards. Current year write-offs at 2.5% of credit sales improved from 3.0% for the fifty-two week period ended January 30, 1993 reflecting improved collections and a decrease in the level of personal bankruptcies experienced in the prior year.

INVENTORIES

     The LIFO method of accounting resulted in a credit to cost of goods sold of $8.9 million in the current year compared to a credit of $1.9 million for the seventeen weeks ended January 30, 1993 and charges of $7.1 million for the thirty-five weeks ended October 3, 1992 and $5.2 million in 1991. If all inventories had been valued on the first-in, first-out ("FIFO") basis, they would have been lower by $10.8 million at January 29, 1994, lower by $1.9 million at January 30, 1993 and higher by $79.8 million at February 1, 1992.

     In accordance with the principles of fresh start reporting, merchandise inventories at October 3, 1992 were restated at fair market value, resulting in elimination of the LIFO reserve at that date.

LEASES

     Certain Company operations are conducted in leased properties, which include retail stores, distribution centers, and office facilities. Leases are generally for periods of up to thirty years, with renewal options for substantial periods. Leases are generally at fixed rental rates, except that certain leases provide for additional rental charges based on sales in excess of predetermined levels.

     Rent expense for each period is as follows:


                                      Year                                    Year
                                      Ended          Period Ended             Ended
                                   ----------  -----------------------     -----------
                                   January 29, January 30,   October 3,    February 1,
                                      1994        1993          1992          1992
(In millions)                      (52 weeks)  (17 weeks)    (35 weeks)    (52 weeks)
- - ---------------------------------------------------------------------------------------
Minimum rent                        $   21.4    $    8.2      $   18.0      $ 31.0
Rent based on sales                       .7          .4            .4          .9
                                   ---------   ---------     ---------     -------

Total rent expense                  $   22.1    $    8.6      $   18.4      $ 31.9
                                   ---------   ---------     ---------     -------
                                   ---------   ---------     ---------     -------



Future minimum lease payments are as follows:


                                                 Capital                Operating
(In millions)                                    Leases                  Leases
- - ---------------------------------------------------------------------------------------
1994                                            $    7.1               $     22.5
1995                                                 7.1                     22.3
1996                                                 6.9                     22.5
1997                                                 6.9                     24.2
1998                                                 6.6                     24.2
Thereafter                                          49.5                    294.9
                                                --------               ----------

Total future minimum lease obligations            $ 84.1                  $ 410.6
                                                --------               ----------
                                                --------               ----------

Present value, including $2.9 million current
 portion of capital lease obligations             $47.6                    $158.8
                                                --------               ----------
                                                --------               ----------

PROPERTY AND EQUIPMENT, NET

     Property and equipment was adjusted to fair market value at October 3, 1992. The revaluation resulted in a net increase in property and equipment of $283.4 million, including the elimination of all accumulated depreciation.

     Property and equipment is as follows:


                                             January 29,              January 30,
(In millions)                                   1994                      1993
- - ---------------------------------------------------------------------------------------
Land                                         $    121.7               $     121.7
Buildings and improvements                        358.8                     348.9
Leasehold improvements                             57.4                      59.4
Fixtures and equipment                            144.9                     103.8
Construction in progress                            9.9                       9.6
Leased property under capital leases,
  primarily buildings                              38.5                      38.5
Revalued leases                                   112.5                     114.1
                                             ----------               -----------

                                                  843.7                     796.0
Less accumulated depreciation and
  amortization                                     33.1                       7.9
                                             ----------               -----------

Property and equipment, net                  $    810.6               $     788.1
                                             ----------               -----------
                                             ----------               -----------


 Capital expenditures were as follows:


                                      Year                                         Year
                                      Ended             Period Ended               Ended
                                  ------------ ------------------------------  ------------
                                   January 29,  January 30,      October 3,     February 1,
                                      1994         1993             1992           1992
(In millions)                      (52 weeks)   (17 weeks)       (35 weeks)     (52 weeks)
- - ---------------------------------------------------------------------------------------------
New stores                        $              $              $               $     2.2
Store and support facility
  modernization                        60.0           21.2           17.0            32.7
                                 ----------     ----------     ----------      ----------

Total capital expenditures        $    60.0      $    21.2      $    17.0       $    34.9
                                 ----------     ----------     ----------      ----------
                                 ----------     ----------     ----------      ----------

     Expenditures for new stores include acquisition costs of land, buildings and improvements, and related fixtures and equipment. Store and support facility modernization expenditures include renovating, expanding, and re-equipping existing stores and expenditures for improvements and fixtures for office buildings, distribution centers, and other facilities.

CREDIT FACILITY

     On October 8, 1992, a three year facility (the "Credit Facility") provided by General Electric Capital Corporation ("GE Capital") replaced the existing debtor-in-possession working capital facility. The facility provides for up to $225.0 million in working capital borrowings secured on a first priority basis by substantially all of CHH's tangible and intangible personal property. Interest is computed at a rate equivalent to one and one-half percent above the GE Capital index rate. In addition, the facility includes a commitment fee of one-half percent on the unused portion of the credit line. The facility also requires the payment of administrative fees and line-of-credit fees equivalent to 2.375 percent of the face amount of letter-of-credit obligations. In addition, the facility includes restrictions on capital expenditures and dividends and includes covenants for material adverse changes, minimum aggregate net cash flow and earnings before interest, taxes, depreciation and amortization. As of January 29, 1994, there were $48.3 million in outstanding letters of credit and zero borrowings outstanding under the Credit Facility. As of January 30, 1993, there were $45.1 million in outstanding letters of credit and $52.3 million in advances under the Credit Facility.

LONG-TERM DEBT

     Long-term debt comprises:


                                                    January 29,        January 30,
(In millions)                                           1994              1993
- - ------------------------------------------------------------------------------------------
Receivables based financing                         $    332.2         $     467.6
                                                    ----------         -----------
                                                    ----------         -----------

Other secured long-term debt
 Term loans due in 1999 (3.875 percent at
   January 29, 1994 and January 30, 1993)            $    89.7          $     89.7
 9.0 percent notes due 1997-2002                          68.5                56.8
 9.9 percent notes due 1994-2010                           9.4                 9.4
 10.67 percent notes due 1997-2002                       344.0               344.0
 9.0 percent notes paid during 1993                                            9.8
 Other notes (8.25 percent to 9.9 percent at
   January 29, 1994 and January 30, 1993)                  6.3                10.1
                                                    ----------         -----------
                                                         517.9               519.8
 Current portion of long-term debt                          .6                 4.1
                                                    ----------         -----------

                                                    $    517.3         $     515.7
                                                    ----------         -----------
                                                    ----------         -----------
6.25 percent convertible senior subordinated
 notes due 2000                                     $    143.8
                                                    ----------
                                                    ----------

                                       51

     On October 8, 1992, a three year $575.0 million facility provided by GE Capital replaced the postpetition receivables securitization facility. The GE Capital facility provides for Blue-Hawk Funding Corporation, a limited purpose corporation not affiliated with the Company, to acquire interests in the Company's credit card receivables and pay for these interests through the issuance of commercial paper. Outstanding borrowings under the postpetition receivables securitization facility, which are secured by substantially all of the Company's customer receivables, accrue interest at the A-1/P-1 commercial paper rate plus 1.1%. At January 29, 1994, the weighted average interest rate for borrowings under the postpetition receivables securitization facility was 4.3%. Costs of $13.9 million related to origination of the receivables financing facility were capitalized and are being amortized to interest expense over the term of the facility.

     The financial statements for the fifty-two weeks ended February 1, 1992 reflect a $16.9 million net-of-tax extraordinary loss on unamortized debt issue costs written-off as a result of the replacement of the interim receivables facility established at the time of Filing.

     On December 31, 1991,the Company and Prudential concluded the Prudential Settlement Agreement with respect to the $344.0 million of notes (the "Existing Notes") due 1993 to 1997. The Prudential Settlement Agreement, which became effective on October 8, 1992, extended the maturity of the notes for five years to October 2002. In addition, previously accrued and unpaid interest and certain other charges totalling $53.4 million were capitalized into a 9 percent note (the "Accrued Interest Note"). Principal payments on the Accrued Interest Note will commence in November 1997, continuing in equal monthly installments through October 2002. Although the Existing Notes will continue to accrue interest at the blended contract rate of 10.67 percent during the first two years following the Emergence Date, the Company will only be required to pay interest at a lower rate of 7.5 percent (the "Pay Rate"). The difference between the Pay Rate and the blended contract rate amounts to $23.8 million and is being capitalized under the terms of the Accrued Interest Note with principal payments commencing in November 1997 and continuing in equal installments over the remaining life of the notes.

     On July 28, 1992, the Company and BofA concluded the BofA Settlement Agreement with respect to the $89.7 million of term loans due in 1995. The BofA Settlement Agreement, which became effective on October 8, 1992, extends the maturity of the term loans for four years to June 1999. In accordance with the BofA Settlement Agreement, interest from October 8, 1992 through June 30, 1995, will be payable at LIBOR plus .625 percent and thereafter at LIBOR plus 1.25 percent. Previously accrued and unpaid interest on the term loans and other negotiated charges totalling $10.8 million were capitalized in a 9 percent note which was paid in 1993.

     On December 21, 1993, the Company issued and sold $143.75 million of 6.25% Convertible Senior Subordinated Notes due December 31, 2000 (the "Notes"). Interest on the Notes will be paid semi-annually on December 31 and June 30 of each year, commencing June 30, 1994. The Notes are convertible at the option of the holder thereof at any time after 90 days following the date of original issuance thereof and prior to maturity, unless previously redeemed, into shares of Common Stock, at a conversion price of $12.19 per share, subject to adjustment in certain events.

     The notes are redeemable at the option of the Company, in whole or in part, at any time on and after December 31, 1998, at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest. The Notes do not provide for any sinking fund. Upon a Change in Control (as defined in the Registration Statement), holders of the Notes will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or any part of the Notes at the principal amount thereof together with accrued and unpaid interest to the date of purchase.

     Principal maturities of long-term debt payable over the next five years, exclusive of borrowings under the post-emergence receivables securitization facility due 1995 and the Notes due 2000, are $.6 million in 1994, $3.9 million in 1995, $5.4 million in 1996, $9.9 million in 1997, $21.6 million in 1998, with $476.5 million due thereafter.

     Long-term debt of $517.9 million is secured by property with a net carrying value of $482.7 million.

     The Company's debt agreements include restrictions on capital expenditures and covenants for minimum aggregate net cash flow and earnings before interest, taxes, depreciation and amortization.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107") requires the disclosure of fair value of financial instruments for which it is practical to estimate that value. The Company's various long term debt liabilities constitute the only financial instruments with a potential carrying value different from fair value. Based upon the following methods and assumptions, as of January 29, 1994, the carrying value of such financial instruments are estimated to approximate market value.

     RECEIVABLES BASED FINANCING - Financings under this facility bear interest at floating rates which reflect short term market rate changes. As a result, it is assumed that the carrying value of the $332.2 million of financings outstanding at January 29, 1994 approximate fair value.

     SECURED LONG-TERM DEBT - The $517.9 million of secured long-term debt outstanding comprises real estate secured borrowings with a carrying value based on the valuations provided in the POR, implemented effective October 8, 1992. Except for $89.7 million of borrowings which bear interest at LIBOR plus 0.625%, all other borrowings are at fixed rates from 8.25% to 10.67%. Since the debt is not publicly traded and there have been no real estate financings concluded subsequent to the 1992 reorganization, the Company has assumed that the carrying values established under the POR continue to reflect fair value.

     CONVERTIBLE SENIOR SUBORDINATED NOTES - These notes, were issued in a private placement during December 1993, and are assumed to reflect fair value at January 29, 1994.

RETIREMENT PLANS

     The Company has two qualified noncontributory pension plans covering substantially all employees. Employees who have completed one year of employment, are at least 21 years of age, and are not covered by a collectively bargained pension plan, are covered by the plans and become vested for benefit purposes after completing five years of employment with the Company. The Company also has unfunded nonqualified pension plans covering certain employees and directors. The Company contributes at least the actuarially determined minimum amount necessary to fund participants' benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

     Effective January 29, 1994, changes were made to the significant actuarial assumptions used in development of the pension plans funded status as of that date and for computation of pension expense for future periods. The discount factor used to compute the present value of pension liabilities was reduced from
8.5 percent to 7.25 percent, reflecting the reduction in long-term rates experienced during 1993. Lower actual and expected rates of inflation also resulted in reductions to the long-term rate of return on assets from 9.5 percent to 9.25 percent and in the projected rate of compensation increases from
5.0 percent to 4.5 percent.

     The above changes resulted in a $27.1 million increase to the pension liability of which $14.3 million was charged directly to equity as a separate component of the Total Accumulated Deficit.

     The following table summarizes pension expense and funded status of the plans, as determined by the Company's actuary, together with an analysis of the significant actuarial assumptions used:


                                                Year                                          Year
                                                Ended               Period Ended              Ended
                                              ---------    ------------------------------ ------------
                                             January 29,    January 30,      October 3,    February 1,
                                                1994           1993             1992          1992
(In millions)                                (52 weeks)     (17 weeks)       (35 weeks)    (52 weeks)
- - --------------------------------------------------------------------------------------------------------
Net periodic pension expense
  Service cost                                $    3.8        $    1.3       $     2.7      $     3.7
  Interest cost on projected
    benefit obligation                            14.6             4.7             9.5           14.0
  Actual net return on assets                    (13.1)           (4.9)           (3.6)         (14.1)
  Net amortization (deferral)                      3.6             2.0                            7.9
                                             ---------     -----------      ----------     ----------

Net pension expense                           $    8.9        $    3.1       $     8.6      $    11.5
                                             ---------     -----------      ----------     ----------
                                             ---------     -----------      ----------     ----------

Funded status of plans
  Accumulated benefit obligation
    Vested benefits                           $ (203.7)       $ (167.1)      $  (166.1)     $  (161.7)
    Nonvested benefits                            (3.7)           (4.0)           (4.9)          (4.5)
                                             ---------     -----------      ----------     ----------
                                                (207.4)         (171.1)         (171.0)        (166.2)
  Additional amounts relating to
    projected compensation
    increase                                     (13.2)          (11.1)          (12.1)         (16.8)
                                             ---------     -----------      ----------     ----------
  Actuarial present value of
    projected benefit obligation                (220.6)         (182.2)         (183.1)        (183.0)
  Market value of plan assets                    114.0           102.9            97.4           94.4
                                             ---------     -----------      ----------     ----------

  Funded status                                 (106.6)          (79.3)          (85.7)         (88.6)
  Unrecognized net (gain) loss                    27.2            (4.0)                          40.6
  Unrecognized net obligation
    at initial date of application
    of SFAS No. 87                                                                               25.8
  Unrecognized prior service costs                                                                3.3
  Additional minimum liability recognized
    under SFAS No. 87                            (14.8)                                         (52.9)
                                             ---------     -----------      ----------     ----------

Pension liability                             $  (94.2)      $   (83.3)      $   (85.7)     $   (71.8)
                                             ---------     -----------      ----------     ----------
                                             ---------     -----------      ----------     ----------

Significant actuarial assumptions
  Discount rate                                   7.25%            8.5%            8.5%           8.5%
  Long-term rate of return on assets              9.25             9.5             9.5            9.5
  Projected rate of compensation
    increases                                     4.50             5.0             5.0            5.0

     As of January 29, 1994, the $106.6 million unfunded projected benefit obligation consisted of $68.2 million relating to the qualified plans and $38.4 million relating to the nonqualified plans.

     Certain retired employees also receive health care and life insurance benefits which are subsidized to varying degrees by the Company. The post-retirement medical benefits are available only to employees who had retired or were eligible to retire by August 1, 1991 and who had met all other plan eligibility requirements. A life insurance benefit of $1,000 per employee is provided by the Company to all eligible current and retired employees. Additional life insurance benefits are also provided to a select group of executives. The executive life benefits were amended effective January 1993, to reduce the amount of coverage post-retirement, based on age. The amendment which applies to both current retirees and eligible plan participants resulted in a $1.9 million reduction to the January 30, 1993 accumulated benefit obligation. This gain is being amortized as a reduction in post-retirement benefit expense on a straight line basis over a ten year period representing the average service period to full eligibility for this benefit.

     The following table summarizes the expense and the accumulated benefit obligation for these plans.

                                          Year                                          Year
                                          Ended              Period Ended               Ended
                                        -----------    --------------------------    ------------
                                        January 29,    January 30,    October 3,     February 1,
                                           1994           1993           1992           1992
(In millions)                           (52 weeks)     (17 weeks)     (35 weeks)     (52 weeks)
- - --------------------------------------------------------------------------------------------------
Medical Plan Benefits
- - ---------------------
Interest cost representing net
  periodic plan expense                 $       2.2    $         .7   $       1.5    $       2.3
                                        -----------    ------------   -----------    -----------
                                        -----------    ------------   -----------    -----------

Accumulated benefit obligation
  at period end:
  Retirees                              $     (25.2)   $      (24.7)  $     (24.8)   $     (25.0)
  Fully eligible active plan
    participants                               (1.0)           (1.2)         (1.2)          (1.2)
  Other active plan participants                (.1)            (.1)          (.1)
  Unrecognized net loss                          .6              .1
                                        -----------    ------------   -----------    -----------

Accrued benefit liability               $     (25.7)   $      (25.9)  $     (26.1)   $     (26.2)
                                        -----------    ------------   -----------    -----------
                                        -----------    ------------   -----------    -----------

Life Insurance Benefits
- - -----------------------
Net periodic plan expense:
  Service cost                          $        .1    $              $        .2    $        .2
  Interest cost                                  .4              .2            .3             .4
  Amortization of prior service
    gain                                        (.2)
                                        -----------    ------------   -----------    -----------
                                        $        .3    $         .2   $        .5             .6
                                        -----------    ------------   -----------    -----------
                                        -----------    ------------   -----------    -----------

Accumulated benefit obligation
  at period end:
  Retirees                              $      (4.4)   $      (3.0)   $     (4.0)    $      (3.9)
  Fully eligible active plan
    participants                                (.5)           (.6)         (1.2)           (1.2)
  Other active plan participants                (.3)           (.4)          (.7)            (.7)
  Unrecognized prior service
    gain                                       (1.7)           (1.9)
  Unrecognized net loss                          .8
                                        -----------    ------------   -----------    -----------
Accrued benefit liability               $      (6.1)   $       (5.9)  $      (5.9)   $      (5.8)
                                        -----------    ------------   -----------    -----------
                                        -----------    ------------   -----------    -----------


     The postretirement medical and life insurance benefits are provided under nonqualified plans. The accumulated benefit obligation represents the present value of expected future payments discounted at a 7.25 percent rate. Medical inflation has been projected at a blended rate of twelve percent per annum for fiscal 1994, declining by 2001 to a long term rate of approximately six and one-half percent per annum. The effect of a one-percentage-point increase in the assumed medical cost trend rate would be to increase the net periodic medical plan expense by $.2 million and to increase the related accumulated benefit obligation by $2.5 million.

     A 401(k) savings and investment plan is available to substantially all employees who have completed one year of service. For eligible participant contributions made during the nine month period ended December 1993, the Company will be providing a 25 percent matching contribution in the form of newly issued shares of Company common stock. No Company match was provided on participant contributions made during the period from the Petition Date through March 1993.

     At January 29, 1994, the plan held .6 million shares of Common Stock representing 1.2 percent of common stock outstanding or still issuable under the POR and .6 million shares of preferred stock representing 60.3 percent of preferred shares outstanding or still issuable under the POR.

EMPLOYEE STOCK INCENTIVE PLANS

     As of the Effective Date, the Company adopted a new long-term incentive compensation plan designed to attract and retain top-quality management for the reorganized Company. The plan, among other things, provides for the issuance of stock options at an exercise price that is generally not less than the market value of the common stock on the date of grant. During the fifty-two week period ended January 29, 1994, 3.2 million options were awarded and 163,664 options were exercised under the plan. As of January 29, 1994, 1.4 million options were outstanding and exercisable at exercise prices ranging from $10.22 to $11.00. The options, which vest in one-third increments over three years, are exercisable over a ten year period, generally beginning one year from the date of grant.

     In accordance with the POR, all rights and benefits earned under the stock incentive plans in existence prior to the Effective Date were cancelled.

CONTINGENCIES

     Notwithstanding the confirmation and effectiveness of the POR, the Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims against the Company and to resolve other matters that may arise in connection with or relate to the POR.

     Pursuant to the POR, the Company is required to distribute .046 shares of Common Stock for each $1.00 of allowed general unsecured claims. The POR estimated the total amount of such claims to be approximately $600.0 million, against which the Company reserved 27.6 million shares of Common Stock. As of January 29, 1994, approximately $52.9 million of disputed claims remained outstanding. Management believes such claims will ultimately be allowed upon settlement or litigation for approximately $19.0 million, for which the Company has reserved approximately 1.0 million shares which are included in the Company's calculation of its outstanding Common Stock. Management believes that reserved shares of Common Stock will be sufficient to meet the Company's obligations to such claim holders. If all disputed claims were allowed in full, such claim holders would be entitled to a total of 2.4 million shares of Common Stock, compared to the 1.0 million shares reserved, resulting in a dilution to holders of outstanding Common Stock of approximately 3%. Management regularly evaluates the status of remaining disputed claims and claim settlement experience and accordingly adjusts its estimate of the number of shares to be reserved for issuance with respect to such claims.

     The Company is engaged in an ongoing effort to resolve these remaining disputed claims. Because of the disputed nature of these claims and the delays associated with litigation generally, Management anticipates that the settlement of these claims is likely to occur over an extended period of time.

     The Company is involved in various other legal proceedings incidental to the normal course of business. Management does not expect that any of such other proceedings will have a material adverse effect on the Company's financial position or results of operations.

PREFERRED STOCK AND WARRANTS

     Pursuant to the POR, shares of Series A exchangeable preferred stock, par value $.01 ("Preferred Stock") or warrants to purchase shares of Common Stock ("Warrants") were issuable to existing holders of Old Common Stock at a rate of .084 for each share of Old Common Stock held. The Company does not intend to have the preferred stock listed for trading on any national securities exchange or other national automated quotation system. The Warrants have been registered and listed for trading on the New York and Pacific Stock Exchanges.

     At the option of the holders of Preferred Stock, shares of Preferred Stock are exchangeable on a one-for-one basis to Warrants to purchase Common Stock. During 1993, approximately 160,000 shares of Preferred Stock were converted to warrants. The Company does not expect ever to pay a dividend with respect to the Preferred Stock. In the event of dissolution, liquidation, or winding-up, the holders of Preferred Stock are entitled to a liquidation preference of $0.25 per share from assets remaining after the full satisfaction of the prior rights of creditors. As of January 29, 1994, the authorized Preferred Stock of the Company consisted of twenty-five million shares, $.01 par value, of which .9 million shares were issued and outstanding.

     Each Warrant entitles the holder any time prior to the close of business on October 8, 1999, to purchase a share of Common Stock at a purchase price equal to $17.00 per share, subject to adjustment from time to time. In the event the market price of the common stock equals or exceeds $25.50 per share for 30 consecutive trading days, the Board of Directors, after the passage of 30 months from October 8, 1992, may, upon 75 days notice, shorten the exercise period to end on a date earlier than October 8, 1999.

COMMON STOCK

     Pursuant to the POR, effective October 8, 1992, all existing shares of Old Common Stock were converted into 2.4 million shares of Common Stock and a combined total of 2.5 million in warrants or shares of convertible preferred stock. Unsecured claims were converted into approximately 27.6 million shares of new Common Stock. In addition, in accordance with the POR Zell/Chilmark and an institutional investor each acquired an additional 2.5 million shares of new common stock at a price of $10.00 per share.

     In addition, shortly after the Effective Date, 80,000 shares of Common Stock were issued as bonus compensation to certain professionals engaged in the Chapter 11 proceedings, and a total of approximately 134,000 shares of Common Stock were issued to employees. In December 1992, all eligible employees each received ten shares of Common Stock as a result of this stock issuance.

     In July 1993, the Company raised net proceeds of $147.5 million through a public offering of 11.45 million shares of Common Stock.

     The accompanying financial statements reflect the issuance of all shares of Common Stock, preferred stock, and warrants contemplated by the POR. As of January 29, 1994, up to 1.2 million shares of Common Stock, .1 million shares of Preferred Stock, and .1 million Warrants remain issuable under the POR to satisfy outstanding claims and conversion of unpresented shares of Old Common Stock. At January 29, 1994, the Company's authorized common stock consisted of 100 million shares, $.01 par value of which 5.9 million shares were reserved under the employee stock incentive plan, 1.5 million shares were reserved for purchase by and contribution to the Company's 401(k) Savings & Investment Plan and 2.5 million shares were reserved for purchase by warrant holders.

     The Company's ability to pay dividends on its common stock is restricted pursuant to the terms of the post-reorganization credit facilities and the BofA Settlement Agreement. As a result, the Company does not expect to pay common stock dividends for the foreseeable future.

                         CARTER HAWLEY HALE STORES, INC.

             SCHEDULE II -- ACCOUNTS RECEIVABLE FROM RELATED PARTIES



                              Balance at                           Balance
                              Beginning                            at End
(In thousands)                of Period    Additions   Reductions  of Period
- - --------------                ---------    ---------   ----------  ---------

Fiscal year ended
  January 29, 1994
    Robert J. Lambert(1)      $       -    $     100   $        -  $     100
                              ---------    ---------   ----------  ---------
                              ---------    ---------   ----------  ---------

Seventeen weeks ended
  January 30, 1993            $       -    $       -   $        -  $       -
                              ---------    ---------   ----------  ---------
                              ---------    ---------   ----------  ---------

Thirty-five weeks ended
  October 3, 1992
    Participants in the
    1987 Stock Incentive
    Plan (2)                  $   9,072    $       -   $   (9,072) $       -
                              ---------    ---------   ----------  ---------
                              ---------    ---------   ----------  ---------

Fiscal year ended
  February 1, 1992
  Participants in the 1987
    Stock Incentive Plan (2)  $   9,187    $       -   $     (115) $   9,072
                              ---------    ---------   ----------  ---------
                              ---------    ---------   ----------  ---------
    John M. Gailys (3)        $     104    $       -   $     (104) $       -
                              ---------    ---------   ----------  ---------
                              ---------    ---------   ----------  ---------


(1) In fiscal 1993, the company made a loan of $100,000 to Mr. Robert J. Lambert, Executive Vice President, Human Resources. The unsecured, interest free loan is being forgiven at a rate of $2,778 per month of active employment.

(2) The 1987 Stock Incentive Plan provided for the issuance of stock purchase rights to eligible participants. In connection with the exercise of such stock purchase rights, participants were issued shares of Old Common Stock in exchange for non-recourse notes. The notes were reflected as a reduction in shareholders' equity. Pursuant to the POR, the stock rights and non-recourse notes were cancelled on the Emergence Date.

(3) In 1990, the Company made a loan of $104,000 to Mr. John M. Gailys, Executive Vice President and Chief Financial Officer of the Company. The loan was repaid prior to Mr. Gailys' resignation from the Company in fiscal 1991.

                         CARTER HAWLEY HALE STORES, INC.

                       SCHEDULE V--PROPERTY AND EQUIPMENT


                                             Balance at                                      Sales and         Balance
                                             Beginning       Additions                         Other            at End
          (In thousands)                      of Period       at Cost        Retirements     Changes(1)        of Period
          --------------                     ----------       -------        -----------     ----------       ----------
Fiscal year ended January 29, 1994:
  Land                                       $  121,691      $               $               $                $  121,691
  Buildings and improvements                    348,888                                           9,952          358,840
  Leasehold improvements                         59,400                          (6,557)          4,543           57,386
  Fixtures and equipment                        103,848                              (8)         41,078          144,918
  Construction in progress                        9,562          59,957                         (59,653)           9,866
  Leased properties under capital
    leases, primarily buildings                  38,482                                                           38,482
  Revalued leases                               114,115                                          (1,567)         112,548
                                             ----------      ----------      ----------      ----------       ----------
                                             $  795,986      $   59,957      $   (6,565)     $   (5,647)      $  843,731
                                             ----------      ----------      ----------      ----------       ----------
                                             ----------      ----------      ----------      ----------       ----------

Seventeen week period ended
January 30, 1993:
  Land                                       $  121,691      $               $               $                $  121,691
  Buildings and improvements                    344,412                                           4,476          348,888
  Leasehold improvements                         58,926                          (3,712)          4,186           59,400
  Fixtures and equipment                         88,118                            (719)         16,449          103,848
  Construction in progress                       16,410         21,190                          (28,038)           9,562
  Leased properties under capital
    leases, primarily buildings                  41,161                          (2,679)                          38,482
  Revalued leases                               114,115                                                          114,115
                                             ----------      ----------      ----------      ----------       ----------

                                             $  784,833      $   21,190      $   (7,110)     $   (2,927)      $  795,986
                                             ----------      ----------      ----------      ----------       ----------
                                             ----------      ----------      ----------      ----------       ----------

Thirty-five week period ended
October 3, 1992:
  Land                                       $   37,387      $               $               $   84,304       $  121,691
  Buildings and improvements                    378,057                          (5,643)        (28,002)         344,412
  Leasehold improvements                         80,057                                         (21,131)          58,926
  Fixtures and equipment                        411,763                            (332)       (323,313)          88,118
  Construction in progress                       28,225          17,052                         (28,867)          16,410
  Leased properties under capital
    leases, primarily buildings                  87,641                                         (46,480)          41,161
  Revalued leases                                                                               114,115          114,115
                                             ----------      ----------      ----------      ----------       ----------
                                             $1,023,130      $   17,052      $   (5,975)     $ (249,374)      $  784,833
                                             ----------      ----------      ----------      ----------       ----------
                                             ----------      ----------      ----------      ----------       ----------

Fiscal year ended February 1, 1992:
  Land                                       $   36,246      $               $               $    1,141       $   37,387
  Buildings and improvements                    358,537                                          19,520          378,057
  Leasehold improvements                         76,838                                           3,219           80,057
  Fixtures and equipment                        393,734                                          18,029          411,763
  Construction in progress                       41,760          34,850                         (48,385)          28,225
  Leased properties under capital
    leases, primarily buildings                  96,191                         (3,300)          (5,250)          87,641
                                             ----------      ----------      ----------      ----------       ----------

                                             $1,003,306      $   34,850      $   (3,300)     $  (11,726)      $1,023,130
                                             ----------      ----------      ----------      ----------       ----------
                                             ----------      ----------      ----------      ----------       ----------

(1)  Sales and other changes reflect the following items:
          - Effective October 3, 1992, the adjustment required to record property and equipment at fair value in accordance with the Reorganization Statement.
          -    Fixed asset sales completed during the period.
          - Write-off of assets in connection with lease rejections completed during the year ended February 1, 1992.
          - Reclassification of costs from construction in progress for projects completed during the period.
          - Reclassification of costs relating to properties purchased during the period which previously were operated under capital leases.

                         CARTER HAWLEY HALE STORES, INC.
             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                            OF PROPERTY AND EQUIPMENT

                                                         Additions
                                            Balance at   Charged to                 Sales and     Balance
                                            Beginning    Costs and                  Other         at End
          (In thousands)                    of Period    Expenses     Retirements   Changes(1)   of Period
          --------------                    ----------   ----------   -----------   -------      ---------
Fiscal year ended January 29, 1994
  Buildings and improvements . . . . . . .  $   2,459    $   7,473     $            $     (62)   $   9,870
  Leasehold improvements . . . . . . . . .        514        1,585          (143)         (18)       1,938
  Fixtures and equipment . . . . . . . . .      3,833       13,430                        (54)      17,209
  Leased properties under capital
    leases, primarily buildings. . . . . .        724        2,171                                   2,895
  Revalued leases. . . . . . . . . . . . .        327        1,044                       (160)       1,211
                                            ---------    ---------     ---------    ---------    ---------

                                            $   7,857    $  25,703     $    (143)   $    (294)   $  33,123
                                            ---------    ---------     ---------    ---------    ---------
                                            ---------    ---------     ---------    ---------    ---------

Seventeen week period ended
January 30, 1993
  Buildings and improvements . . . . . . .  $            $   2,459     $            $            $   2,459
  Leasehold improvements . . . . . . . . .                     559           (45)                      514
  Fixtures and equipment . . . . . . . . .                   3,880           (47)                    3,833
  Leased properties under capital
    leases, primarily buildings. . . . . .                     756           (32)                      724
  Revalued leases. . . . . . . . . . . . .                     327                                     327
                                            ---------    ---------     ---------    ---------    ---------

                                            $      --    $   7,981     $    (124)   $      --    $   7,857
                                            ---------    ---------     ---------    ---------    ---------
                                            ---------    ---------     ---------    ---------    ---------

Thirty-five week period ended
October 3, 1992
  Buildings and improvements . . . . . . .  $ 130,205    $   5,823     $  (2,586)   $(133,442)   $
  Leasehold improvements . . . . . . . . .     20,893        1,644                    (22,537)
  Fixtures and equipment . . . . . . . . .    317,940       12,435           (87)    (330,288)
  Leased properties under capital
    leases, primarily buildings. . . . . .     44,903        1,577                    (46,480)
                                            ---------    ---------     ---------    ---------    ---------
                                            $ 513,941    $  21,479     $  (2,673)   $(532,747)   $      --
                                            ---------    ---------     ---------    ---------    ---------
                                            ---------    ---------     ---------    ---------    ---------

Fiscal year ended February 1, 1992
  Buildings and improvements . . . . . . .  $ 121,592    $   8,613     $            $            $ 130,205
  Leasehold improvements . . . . . . . . .     17,744        2,479                        670       20,893
  Fixtures and equipment . . . . . . . . .    303,698       19,180                     (4,938)     317,940
  Leased properties under capital
    leases, primarily buildings. . . . . .     48,582        2,450        (3,300)      (2,829)      44,903
                                            ---------    ---------     ---------    ---------    ---------
                                            $ 491,616    $  32,722     $  (3,300)   $  (7,097)   $ 513,941
                                            ---------    ---------     ---------    ---------    ---------
                                            ---------    ---------     ---------    ---------    ---------

(1)  Sales and other changes reflect the following items:
     - Effective October 3, 1992, the adjustment required to record property and equipment at fair value in accordance with the Reorganization Statement.
     -    Fixed asset sales completed during the period.
     - Write off of assets in connection with lease rejections completed during the year ended February 1, 1992.
     - Reclassification of costs relating to properties purchased during the period which previously were operated under capital leases.

                         CARTER HAWLEY HALE STORES, INC.

         SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                             Balance    Additions    Accounts                  Balance
                                               At       Charged to    Charged                    At
                                            Beginning   Costs and     off Less                   End
          (In thousands)                    of Period   Expenses     Recoveries     Other     of Period
          --------------                    ---------   ----------   ----------     -----     ---------
Fiscal year ended January 29, 1994 . . . .  $  17,300   $  29,545    $  29,621   $            $  17,224
                                            ---------   ---------    ---------   ---------    ---------
                                            ---------   ---------    ---------   ---------    ---------
Seventeen week period ended
  January 30, 1993
  Allowance for doubtful
    accounts . . . . . . . . . . . . . . .  $  14,583   $  14,133    $  11,416   $            $  17,300
                                            ---------   ---------    ---------   ---------    ---------
                                            ---------   ---------    ---------   ---------    ---------

Thirty-five week period ended
  October 3, 1992
  Allowance for doubtful
    accounts . . . . . . . . . . . . . . .  $  16,605   $  22,277    $  25,271   $     972(1) $  14,583
                                            ---------   ---------    ---------   ---------    ---------
                                            ---------   ---------    ---------   ---------    ---------

Fiscal year ended February 1, 1992
  Allowance for doubtful
    accounts . . . . . . . . . . . . . . .  $  13,355   $  41,753    $  38,503   $            $  16,605
                                            ---------   ---------    ---------   ---------    ---------
                                            ---------   ---------    ---------   ---------    ---------

(1)  Adjusted to fair value in accordance with the Reorganization Statement.

                         CARTER HAWLEY HALE STORES, INC.

                       SCHEDULE IX--SHORT-TERM BORROWINGS


                                                                                                        Weighted
                                                             Weighted        Maximum      Average       Average
                                                 Balance     Average         Amount        Amount       Interest
                                                   at        Interest      Outstanding   Outstanding      Rate
                                                 End of     Rate at End    During the    During the    During the
(Dollar amounts in thousands)                    Period      of Period     Period (1)    Period (2)    Period (2)
- - -----------------------------                    -------    -----------    -----------   -----------   ----------
Fiscal year ended January 29, 1994
  Borrowings(3). . . . . . . . . . . . . . . .  $       0       7.5%        $ 114,535     $  54,893       7.5%
  Receivables Securitization Facility(4) . . .    332,182       4.3           440,034       397,061       4.3

Seventeen week period ended
  January 30, 1993
  Borrowings(3). . . . . . . . . . . . . . . .     52,315       7.5           136,000        75,038       7.5
  Receivables Securitization Facility(4) . . .    467,577       4.3           519,120       442,269       4.6

Thirty-five week period ended
  October 3, 1992
  Borrowings . . . . . . . . . . . . . . . . .     90,800(3)    7.5(3)        111,000(5)     58,795(5)    7.7(5)
  Receivables Securitization Facility. . . . .    388,306(4)    4.3(4)        489,254(6)    418,868(6)    7.6(6)

Fiscal year ended February 1, 1992
  Bank borrowings(5) . . . . . . . . . . . . .     37,000       8.0           130,000        36,876       9.1
  Receivables Securitization Facility(6) . . .    489,254       7.4           633,798       466,006       8.9

- - -------------------------
(1) The maximum amount outstanding during the period is determined on the basis of the amounts outstanding at any month end.

(2) The average amount outstanding during the period and the weighted average interest rate during the period are computed on the basis of daily balances.

(3)  Represents borrowings under the Company's postemergence Credit Facility.

(4) Represents borrowings under the Company's postemergence receivables securitization facility provided by General Electric Capital Corporation. The three year, $575.0 million facility provides for Blue Hawk Funding Corporation, a limited purpose corporation not affiliated with the Company, to acquire interests in the Company's credit card receivables and pay for these interests through the issuance of commercial paper. Borrowings under this facility are classified as long-term debt for financial statement presentation purposes.

(5) Represents borrowings under the Company's postpetition Working Capital Facility.

(6) Represents borrowings under the Company's postpetition Interim Receivables Facility through July 1991 and the Receivables Securitization Facility thereafter. The Receivables Securitization Facility provided for Camelback Funding Corp., a limited-purpose corporation, wholly owned by the Company, to issue concurrently $200.0 million in privately-placed 8.75% credit card backed notes and up to $363.5 million in commercial paper. Borrowings under these facilities were classified as long-term debt for financial statement presentation purposes.

                         CARTER HAWLEY HALE STORES, INC.

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                                ADVERTISING
(In thousands)                                                   COSTS(1)
- - ---------------------------------------------------------------------------
1993 (52 weeks)                                                   $ 71,748
1992 (17 Weeks)                                                     31,631
1992 (35 Weeks)                                                     47,911
1991 (52 weeks)                                                     72,902


- - -------------------------
(1)  Advertising costs charged to expense in the fiscal period indicated.

QUARTERLY INFORMATION (unaudited)


                                                                    Period Ended
                                             -------------------------------------------------------------
                                               May 1,     July 31,   October 30,  January 29,  January 29,
                                                1993         1993        1993         1994         1994
(Dollar amounts in millions)                 (13 weeks)  (13 weeks)  (13 weeks)   (13 weeks)   (52 weeks)
- - ----------------------------------------------------------------------------------------------------------
1993
Sales. . . . . . . . . . . . . . . . . . . .  $  442.5    $  474.9    $  469.7     $  705.6     $2,092.7

  Percent change from prior year(1)
    Total sales basis. . . . . . . . . . . .       2.0        (1.3)       (4.2)        (3.7)        (2.1)
    Comparative store sales basis. . . . . .       5.2         1.3         (.8)         1.3          1.6

Finance charge revenue . . . . . . . . . . .      21.2        19.9        18.9         21.5         81.5

Cost of goods sold, including occupancy
  and buying costs . . . . . . . . . . . . .     329.5       360.3       360.0        539.3      1,589.1

Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . .     129.2       130.3       133.9        157.8        551.1

Charge for non-recurring costs(1). . . . . .                  25.0                     20.0         45.0

Interest expense, net. . . . . . . . . . . .      22.3        21.7        19.8         21.1         84.9
                                              --------    --------    --------     --------     --------
Earnings (loss) from operations before
  income taxes . . . . . . . . . . . . . . .     (17.3)      (42.5)      (25.1)       (11.1)       (95.9)

Income tax benefit (expense)(2). . . . . . .       6.9                                 (6.9)
                                              --------    --------    --------     --------     --------

Net loss . . . . . . . . . . . . . . . . . .  $  (10.4)   $  (42.5)   $  (25.1)    $  (18.0)    $  (95.9)
                                              --------    --------    --------     --------     --------
                                              --------    --------    --------     --------     --------

Net loss per common share. . . . . . . . . .  $   (.29)   $  (1.12)   $   (.54)    $   (.38)    $  (2.30)
                                              --------    --------    --------     --------     --------
                                              --------    --------    --------     --------     --------

(1) Non-recurring costs include $25.0 million in the second quarter and $5.0 million in the fourth quarter for one-time costs to be incurred in the implementation of the strategic plan to streamline the Company. The fourth quarter also includes a charge of $15.0 million to cover January 1994 earthquake related losses in excess of insurance proceeds.

(2) For fiscal 1993, the Company recorded a zero net tax benefit comprised of a federal deferred tax benefit of $2.6 million offset by a state deferred tax provision of $2.6 million. The federal tax benefit was limited to the $2.6 million beginning of the year federal deferred tax liability. The state tax provision resulted from a California tax law change enacted in late 1993 which reduced the carryover period for California that operating loss carryforwards from fifteen years to five years. These adjustments were reflected in the fourth quarter of the year, resulting in the elimination of the first quarter benefit which was established on the basis of a 40% statutory rate applied to pretax results.

QUARTERLY INFORMATION (unaudited)


                                                                               Period Ended(1)
                                             ---------------------------------------------------------------------------------------
                                               May 2,     August 1,   October 3,   October 3,  October 31,  January 30,  January 30,
                                                1992         1992        1992         1992        1992         1993         1993
(Dollar amounts in millions)                 (13 weeks)   (13 weeks)   (9 weeks)   (35 weeks)   (4 weeks)   (13 weeks)   (17 weeks)
- - ------------------------------------------------------------------------------------------------------------------------------------
1992
Sales. . . . . . . . . . . . . . . . . . . . $   433.6    $   481.4   $   333.0    $ 1,248.0    $   157.3    $   732.5   $   889.8

  Percent change from prior year
    Total sales basis. . . . . . . . . . . .        .8         (2.9)       (2.7)        (1.6)        (5.4)         5.7         3.5
    Comparative store sales basis. . . . . .       1.4         (2.2)       (1.9)        (0.9)        (4.8)         5.5         3.5

Finance charge revenue . . . . . . . . . . .      22.6         20.0        12.8         55.4          6.5         20.8        27.3

Cost of goods sold, including occupancy and
  buying costs . . . . . . . . . . . . . . .     319.8        357.2       269.6        946.6        119.0        522.4       641.4

Selling, general, and administrative
  expenses . . . . . . . . . . . . . . . . .     130.8        131.9        92.1        354.8         42.8        164.0       206.8

Interest expense, net. . . . . . . . . . . .      22.4         22.5        15.3         60.2          7.1         22.5        29.6
                                             ---------    ---------   ---------    ---------    ---------    ---------   ---------
Earnings (loss) from operations before
  reorganization items and taxes . . . . . .     (16.8)       (10.2)      (31.2)       (58.2)        (5.1)        44.4        39.3

Reorganization income (costs)(2) . . . . . .      (3.6)        (4.4)      892.1        884.1

Income tax benefit (expense)(3). . . . . . .                                6.8          6.8                     (16.6)      (16.6)
                                             ---------    ---------   ---------    ---------    ---------    ---------   ---------

Earnings (loss) from operations. . . . . . .     (20.4)       (14.6)      867.7        832.7         (5.1)        27.8        22.7

Extraordinary gain(4). . . . . . . . . . . .                              304.4        304.4

Change in accounting(5). . . . . . . . . . .      18.8                                  18.8
                                             ---------    ---------   ---------    ---------    ---------    ---------   ---------

Net earnings (loss). . . . . . . . . . . . . $    (1.6)   $   (14.6)  $ 1,172.1    $ 1,155.9    $    (5.1)   $    27.8   $    22.7
                                             ---------    ---------   ---------    ---------    ---------    ---------   ---------
                                             ---------    ---------   ---------    ---------    ---------    ---------   ---------

Earnings (loss) per common share(6). . . . .                                                    $    (.15)   $     .79   $     .65
                                                                                                ----------   ---------   ---------
                                                                                                ----------   ---------   ---------

(1) The financial statements prepared as of October 3, 1992, reflect the impact of the Company's reorganization and were prepared utilizing the principles of fresh start reporting in accordance with the Reorganization Statement. The application of fresh-start reporting significantly affected the comparability of certain pre- and post-reorganization period income and expense elements.

(2) Reorganization income (costs) include professional fees and other expenditures directly related to the Filing which were incurred during the 35 week period ended October 3, 1992, and as of the Effective Date, the recognition of a $8.5 million provision for settlement of disputed claims and a $906.4 million adjustment to fair value to reflect the valuation of assets and liabilities in accordance with the Reorganization Statement.

(3) The income tax benefit of $6.8 million recognized in the 9 week period ended October 3, 1992 reflects the reversal of existing tax reserves on a favorable resolution of income tax audits for tax years through July 1990. The tax provision of $16.6 million for the post-reorganization period reflects state and federal taxes at statutory rates on pre-tax earnings for that period.

(4) The extraordinary gain of $304.4 million reflects the gain on debt discharge recognized at the Emergence Date.

(5) The change in accounting of $18.8 million reflects the adoption, as of the Effective Date, of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The results for the first quarter were restated to reflect the cumulative effect of the change.

(6) Per share data for periods prior to October 3, 1992 have been omitted as these amounts do not reflect the current capital structure.

                               CARTER HAWLEY HALE STORES, INC.

                                      INDEX TO EXHIBITS

EXHIBIT
  NO.                         DESCRIPTION
- - -------                       -----------

3.1         Amended and Restated Certificate of Incorporation of the Company;
            incorporated by reference to Exhibit 4.2 to the Form S-8 filed February 17, 1993.

3.2 Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended January 30, 1993.

4.1 Form of Warrant Agreement; incorporated by reference to Exhibit 4.1 to the Form 10-K for the year ended January 30, 1993.

4.2 Form of Certificate of Designation, Preferences and Rights of Series A Exchangeable Preferred Stock of the Company; incorporated by reference to Exhibit 4.3 to the Form S-8 dated February 17, 1993.

4.3 Loan Agreement dated as of August 27, 1987, among The Prudential Insurance Company of America, Carter Hawley Hale Stores, Inc. and Thalhimer Brothers, Inc. with respect to $350,000,000; incorporated by reference to Exhibit 4.5 to the Form 10-K for the twenty-six weeks ended August 1, 1987.

4.4 Amendment to Loan Agreement and Notes dated as of June 30, 1988 among Carter Hawley Hale Stores, Inc., Thalhimer Brothers, Inc., and The Prudential Insurance Company of America; incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended February 1, 1992.

4.5 Amendment to Loan Agreement, Notes and License Agreement dated as of August 3, 1990 among Carter Hawley Hale Stores, Inc., Thalhimer Brothers, Inc., and The Prudential Insurance Company of America; incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended February 1, 1992.

4.6 Agreement and Release dated as of December 14, 1990 among Carter Hawley Hale Stores, Inc., Thalhimer Brothers, Inc., and the Prudential Insurance Company of America; incorporated by reference to Exhibit 4.6 to the Form 10-K for the year ended February 1, 1992.

4.7 Settlement Agreement dated as of December 31, 1991, among Carter Hawley Hale Stores, Inc., The Prudential Insurance Company of America, Zell/Chilmark Fund, L.P., and Z/C Subsidiary Corporation; incorporated by reference to Exhibit 4.7 to the Form 10-K for the year ended January 30, 1993.

4.8 Loan Modification Implementation Agreement and Amendment to Loan Agreements, License Agreement and Other Loan Documentation by and between Carter Hawley Hale Stores, Inc. and The Prudential Insurance Company of America dated as of October 8, 1992; incorporated by reference to Exhibit 4.17 to the Form 10-K/A No.1 for the year ended January 30, 1993.

4.9 Amended and Restated Secured Promissory Note of Carter Hawley Hale Stores, Inc. in favor of The Prudential Insurance Company of America in the amount of $7,395,000.00 dated as of October 8, 1992; incorporated by reference to Exhibit 4.18 to the Form 10-K/A No.1 for the year ended January 30, 1993.

EXHIBIT
  NO.                         DESCRIPTION
- - -------                       -----------

4.10 Amended and Restated Secured Promissory Note I of Carter Hawley Hale Stores, Inc. in favor of The Prudential Insurance Company of America in the amount of $157,638,000.00 dated as of October 8, 1992; incorporated by reference to Exhibit 4.19 to the Form 10-K/A No.1 for the year ended January 30, 1993.

4.11 Amended and Restated Secured Promissory Note II of Carter Hawley Hale Stores, Inc. in favor of The Prudential Insurance Company of America in the amount of $19,875,000.00 dated as of October 8, 1992; incorporated by reference to Exhibit 4.20 to the Form 10-K/A No.1 for the year ended January 30, 1993.

4.12 Amended and Restated Secured Promissory Note of Carter Hawley Hale Stores, Inc. in favor of the Prudential Insurance company of America in the amount of $159,092,000.00; incorporated by reference to Exhibit 4.21 to the Form 10-K/A No.1 for the year ended January 30, 1993.

4.13 Accrued Interest Note of Carter Hawley Hale Stores, Inc. in favor of The Prudential Insurance Company of America in the amount of $53,350,000.00 (subjected to increase) dated as of October 8, 1992; incorporated by reference to Exhibit 4.22 to the Form 10-K/A No.1 for the year ended January 30, 1993.

4.14 Term Loan Agreement dated as of June 28, 1988, among Carter Hawley Hale Stores, Inc., Thalhimer Brothers, Inc., the Banks Party thereto, and Bank of America, as agent, with respect to $135,000,000; incorporated by reference to Exhibit 4.8 to the Form 10-K for the year ended July 30, 1988.

4.15 Modification Agreement dated as of November 28, 1988 among Bank of America National Trust and Savings Association as Bank and Agent, Barclays Bank PLC, Security Pacific National Bank, Carter Hawley Hale Stores, Inc., and Thalhimer Brothers, Inc.; incorporated by reference to Exhibit 4.8 to the Form 10-K for the year ended February 1, 1992.

4.16 First Amendment to Term Loan Agreement dated as of December 30, 1988 among Bank of America National Trust and Savings Association as Bank and Agent, Barclays Bank PLC, Security Pacific National Bank, Carter Hawley Hale Stores, Inc., and Thalhimer
            Brothers, Inc.; incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended February 1, 1992.

4.17 Second Amendment to Term Loan Agreement and Waiver dated as of May 31, 1989 among Bank of America National Trust and Savings Association as Bank and Agent, Barclays Bank PLC, Security Pacific National Bank, Carter Hawley Hale Stores, Inc., and Thalhimer Brothers, Inc.; incorporated by reference to Exhibit 4.10 to the Form 10-K for the year ended February 1, 1992.

4.18 Third Amendment to Term Loan Agreement dated as of July 26, 1989, among Bank of America National Trust and Savings Association as Bank and Agent, Barclays Bank PLC, Security Pacific National Bank, Carter Hawley Hale Stores, Inc., and Thalhimer Brothers, Inc.; incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended February 1, 1992.

4.19 Fourth Amendment to Term Loan Agreement dated as of September 22, 1989 among Bank of America National Trust and Savings Association as Bank and Agent, Barclays Bank PLC, Security Pacific National Bank, Carter Hawley Hale Stores, Inc., and Thalhimer
            Brothers, Inc.; incorporated by reference to Exhibit 4.12 to the Form 10-K for the year ended February 1, 1992.

EXHIBIT
  NO.                         DESCRIPTION
- - -------                       -----------

4.20 Agreement and Release dated as of December 12, 1990 by and among Bank of America National Trust and Savings Association as Bank and Agent, Barclays Bank PLC, Security Pacific National Bank, Carter Hawley Hale Stores, Inc., and Thalhimer Brothers, Inc.; incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended February 1, 1992.

4.21 Settlement Agreement dated as of July 28, 1991 between Carter Hawley Hale Stores, Inc. and Bank of America National Trust and Savings Association; incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended January 30, 1993.

4.22 Amended and Restated Term Loan Agreement by and among the Banks party thereto, Bank of America National Trust and Savings Association as agent for Banks and Carter Hawley Hale Stores, Inc., dated as of October 8, 1992; incorporated by reference to Exhibit
            4.23 to the Form 10-K/A No.1 for the year ended January 30, 1993.

4.23 Master Capitalized Interest Note in favor of Bank of America National Trust and Savings Association as agent for certain banks in the amount of $10,750,830.46 dated as of October 8, 1992; incorporated by reference to Exhibit 4.24 to the Form 10-K/A No.1 for the year ended January 30, 1993.

4.24 Master Principal Note in favor of Bank of America National Trust and Savings Association as agent for certain banks in the amount of $89,662,700.00 dated as of October 8, 1992; incorporated by reference to Exhibit 4.25 to the Form 10-K/A No.1 for the year ended January 30, 1993.

4.25 Stockholder's Agreement between Carter Hawley Hale Stores, Inc. and First Plaza Group Trust, by its Trustee Mellon Bank, N.A., dated as of January 25, 1993; incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended January 30, 1993.

4.26 Waiver Agreement, dated as of May 13, 1993 by and between Carter Hawley Hale Stores, Inc. and First Plaza Group Trust, by its trustee Mellon Bank, N.A.; incorporated by reference to Exhibit
            28.2 to Form S-3 filed May 14, 1993.

4.27 Waiver Agreement, dated as of December 8, 1993 by and between Carter Hawley Hale Stores, Inc. and First Plaza Group Trust, by its trustee Mellon Bank, N.A.; incorporated by reference to Exhibit
            28.1 to Form S-3 filed December 8, 1993.

4.28 Receivables-Backed Credit Agreement among CHH Receivables, Inc., Blue Hawk Funding Corporation and General Electric Capital Corporation, as Agent; incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended January 30, 1993.

4.29 Assignment and Security Agreement among CHH Receivables, Inc., Blue Hawk Funding Corporation, Cash Collateral Bank and General Electric Corporation, as Agent, Letter of Credit Agent, Liquidity Agent and Collateral Agent; incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended January 30, 1993.

4.30 Receivables Purchase Agreement among Carter Hawley Hale Stores, Inc. and CHH Receivables, Inc.; incorporated by reference to
            Exhibit 10.3 to the Form 10-K for the year ended January 30, 1993.

4.31 Promissory Note made by CHH Receivables, Inc. in favor of Blue Hawk Funding Corporation; incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended January 30, 1993.

EXHIBIT
  NO.                         DESCRIPTION
- - -------                       -----------

4.32 Letter of Credit Reimbrusement Agreement among CHH Receivables, Inc., Blue Hawk Funding Corporation, and General Electric Capital Corporation, as Letter of Credit Agent; incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended January 30, 1993.

4.33 Subordinated Retailer Security Agreement made by Carter Hawley Hale Stores, Inc. in favor of CHH Receivables, Inc.; incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended January 30, 1993.

4.34 Credit Agreement, dated as of October 8, 1992, among Carter Hawley Hale Stores, Inc., Certain Commercial Lending Institutions, and General Electric Capital Corporation, as the Agent for the Lenders; incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended January 30, 1993.

4.35        Form of Revolving Credit Note; incorporated by reference to
            Exhibit 10.10 to the Form 10-K for the year ended January 30, 1993.

4.36 Pledge and Security Agreement made by Carter Hawley Hale Stores, Inc. in favor of General Electric Capital Corporation; incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 30, 1993.

4.37 Trademark Security Agreement made by Carter Hawley Hale Stores, Inc. in favor of General Electric Capital Corporation; incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 30, 1993.

4.38 Letter agreement dated as of April 29, 1993, by and between General Electric Capital Corporation, as agent and as a lender, and Carter Hawley Hale Stores, Inc.; incorporated by reference to Exhibit 4.1 to the Form 10-Q for the period ended May 1, 1993.

4.39 Second Amendment to Credit Agreement, dated as of May 14, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders; incorporated by reference to Exhibit 4.2 to the Form 10-Q for the period ended May 1, 1993.

4.40 Amended and Restated Second Amendment to Credit Agreement, dated as of August 20, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders; incorporated by reference to Exhibit 4.1 to the Form 10-Q for the period ended July 31, 1993.

4.41 Third Amendment to Credit Agreement, dated as of September 30, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders; incorporated by reference to the Form 8-K dated October 25, 1993.

4.42 Fourth Amendment to Credit Agreement, dated as of October 31, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders; incorporated by reference to the Form 8-K dated November 8, 1993.

4.43 Fifth Amendment to Credit Agreement, dated as of December 10, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders; incorporated by reference to the Form 8-K dated December 21, 1993.

EXHIBIT
  NO.                         DESCRIPTION
- - -------                       -----------

4.44 Sixth Amendment to Credit Agreement, dated as of February 26, 1994, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders; incorporated by reference to the Form 8-K dated March 9, 1994.

4.45 Indenture dated as of December 21, 1993, between Carter Hawley Hale Stores, Inc. and Continental Bank, National Association, as Trustee, relating to Carter Hawley Hale Stores, Inc.'s 61/4% Convertible Senior Subordinated Notes due 2000, incorporated by reference to Exhibit 4.1 to Form S-3 filed January 7, 1994.

4.46        Form of Convertible Senior Subordinated Notes (included in Exhibit
            4.1 to the Registration Statement on Form S-3 filed on January 7,
            1994), incorporated by reference to Exhibit 4.2 to the Form S-3 filed January 7, 1994.

4.47 Registration Agreement, dated December 21, 1993, between Carter Hawley Hale Stores, Inc. and Salomon Brothers Inc., incorporated by reference to Exhibit 4.3 to Form S-3 filed January 7, 1994.

            The Company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the Company and its subsidiaries; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

                                  COMPENSATION ARRANGEMENTS

10.1 Deferred Compensation Plan of Carter Hawley Hale Stores, Inc. dated as of June 3, 1976 and amended as of February 4, 1977; incorporated by reference to Exhibit 15 to the Form 10-K for the fiscal year ended January 29, 1977.

10.2 Amendment to the Deferred Compensation Plan of Carter Hawley Hale Stores, Inc. executed on February 6, 1980; incorporated by reference to Exhibit 20 to the Form 10-K for the fiscal year ended February 2, 1980.

10.3 Amendment to the Deferred Compensation Plan of Carter Hawley Hale Stores, Inc. executed on April 7, 1983; incorporated by reference to Exhibit 10.13 to the Form 10-K for fiscal year ended
            January 29, 1983.

10.4 Amendment 1990-I to the Deferred Compensation Plan of Carter Hawley Hale Stores, Inc. effective as of August 1, 1990, incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 7 to the Registration Statement (No. 2-6810) of Carter Hawley Hale Stores, Inc. filed November 7, 1990.

10.5 Amendment to the Deferred Compensation Plan of Carter Hawley Hale Stores, Inc.; incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 5 to the Registration Statement
            (No. 2-68102) of Carter Hawley Hale Stores, Inc. filed
            July 31, 1987.

10.6 Carter Hawley Hale Savings & Investment Plan, as amended and restated as of March 1, 1993; incorporated by reference to Exhibit
            4.1 to the Registration Statement (No. 33-58478) of Carter Hawley Hale Stores, Inc. filed February 17, 1993.

10.7 Carter Hawley Hale Stores, Inc. 1992 Stock Incentive Plan, as amended; incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended January 30, 1993.

EXHIBIT
  NO.                         DESCRIPTION
- - -------                       -----------

10.8 Carter Hawley Hale Stores, Inc. Executive Retention Incentive Plan effective as of February 1, 1991; incorporated by reference to
            Exhibit 10.15 of the Form 10-K for the year ended February 1, 1992.

10.9 Carter Hawley Hale Store, Inc. Special Severance Pay Plan effective as of February 1, 1991; incorporated by reference to Exhibit 10.16 of the Form 10-K for the year ended February 1, 1992.

10.10 Carter Hawley Hale Stores, Inc. Retirement Plan for Non-employee Directors dated as of February 1, 1989; incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended February 1, 1992.

10.11 Carter Hawley Hale Stores, Inc. Directors Deferred Compensation Plan effective as of February 1, 1986; incorporated by reference to
            Exhibit 10.18 of the form 10-K for the year ended February 1, 1992.

10.12 Carter Hawley Hale Stores, Inc. Management Deferred Compensation Plan; incorporated by reference to Exhibit 10.19 to the Registration Statement (No. 33-16115) of Carter Hawley Hale Stores, Inc. filed July 28, 1987.

10.13 Carter Hawley Hale Stores, Inc. Deferred Compensation Plan for Executives; incorporated by reference to Exhibit 10.20 to the Registration Statement (No. 33-16115) of Carter Hawley Hale Stores, Inc. filed July 28, 1987.

10.14 Pension Plan for Employees of Carter Hawley Hale Stores, Inc.; incorporated by reference to Exhibit 10.14 to the Form 10-K/A No. 1 for the year ended January 30, 1993.

10.15 Carter Hawley Hale Stores, Inc. Supplemental Executive Retirement Plan; incorporated by reference to Exhibit 10.14 to the Form 10-K for the fiscal year ended January 28, 1984.

10.16 Amendment No. 4 to Supplemental Executive Retirement Plan of Carter Hawley Hale Stores, Inc. dated January 7, 1991; incorporated by reference to Exhibit 10.17 to Form 10-K/A No. 1 for the year ended January 30, 1993.

10.17 Form of employment agreement between Carter Hawley Hale Stores, Inc. and certain officers; incorporated by reference to Exhibit
            10.17 to the Form 10-K for the year ended January 30, 1993.

10.18* Listing of officers covered as of January 29, 1994 by form of employment agreement referenced at Exhibit 10.17.

10.19* Employment agreement between Carter Hawley Hale Stores, Inc. and Mr. David L. Dworkin dated March 24, 1993.

10.20* Loan agreement between Carter Hawley Hale Stores, Inc. and Mr. Robert J. Lambert dated January 3, 1994.

10.21 Assumption and amendment to employment agreement between Carter Hawley Hale Stores, Inc. and Philip M. Hawley, dated August 14, 1992; incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended January 30, 1993.

10.22 Agreement between Carter Hawley Hale Stores, Inc. and Philip M. Hawley, dated October 12, 1992; incorporated by reference to
            Exhibit 10.31 to Form 10-K for the year ended January 30, 1993.

EXHIBIT
  NO.                         DESCRIPTION
- - -------                       -----------

10.23 Agreement between Carter Hawley Hale Stores, Inc. and Philip M. Hawley, dated December 30, 1992; incorporated by reference to
            Exhibit 10.32 to the Form 10-K for the year ended January 30, 1993.

10.24 Form of indemnification agreement between Carter Hawley Hale Stores, Inc. and each of its directors; incorporated by reference to Annex XV to the Registration Statement (No. 33-16115) of Carter Hawley Hale Stores, Inc. filed July 28, 1987.

10.25 Form of indemnification agreement between Carter Hawley Hale Stores, Inc. and certain of its officers; incorporated by reference to Exhibit 10.31 to the Registration Statement (No. 33-16115) of Carter Hawley Hale Stores, Inc. filed July 28, 1987.

10.26 Employee Benefits Agreement dated as of July 24, 1987 between Carter Hawley Hale Stores, Inc. and The Neiman Marcus Group, Inc.; incorporated by reference to Exhibit 3 to the Form 8-K dated August 20, 1987.

10.27 Postpetition Store Modernization Facility Conversion Agreement dated as of August 18, 1992 between Carter Hawley Hale Stores, Inc. and Zell/Chilmark Fund, L.P.; incorporated by reference to Exhibit
            10.7 to the Form 10-K for the year ended January 30, 1993.

10.28 Agreement by and among Carter Hawley Hale Stores, Inc., the Neiman Marcus Group, Inc. and General Cinema Corporation, dated July 7, 1992; incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended January 30, 1993.

11.         Computation of Earnings per Share included on page 73.

22.         Carter Hawley Hale Stores, Inc. Subsidiaries included on page 74.

24.         Consent of Price Waterhouse included on page 37.

25.*        Powers of Attorney.

*  Exhibit filed with this Form 10-K.

      Copies of any of the foregoing exhibits may be obtained by making a written request to the Secretary of the Company at the address shown on the cover. Copies will be furnished at a price of $.20 per page with a minimum charge of $10 per exhibit.

                           CARTER HAWLEY HALE STORES, INC.           EXHIBIT 11


                         COMPUTATION OF EARNINGS PER SHARE
                        (In thousands, except per share data)




                                                             Seventeen Weeks
                                            Year Ended             Ended
                                         January 29, 1994    January 30, 1993
                                         ----------------    ----------------
Net earnings (loss) used to
compute earnings (loss)
per common share                         $   (95,920)         $   22,720
                                         ============         ==========

Weighted average number of common
shares outstanding during this period(1)       41,671             35,087
                                         ============          =========

Earnings (loss) per common share(2)      $     (2.30)           $    .65
                                         ============          =========

(1) The weighted average number of shares outstanding reflects all shares of Common Stock expected to be issued in accordance with the POR as if they had been issued on the Emergence Date.

(2) Per share data for period prior to the Emergence Date have been omitted as these amounts do not reflect the current capital structure.


                                                                     EXHIBIT 22

                      CARTER HAWLEY HALE STORES, INC.

                    SUBSIDIARIES AS OF JANUARY 29, 1994



                                        Percentage      State
                                            of           of
                                        Ownership   Incorporation
                                        ---------   --------------
ACTIVE:

   CHH Receivables, Inc.                   100%        Delaware

INACTIVE:

   Carter Hawley Hale Credit Corp.         100%        Nevada

   Camelback Funding Corp.                 100%        Delaware

   Carter Hawley Hale Properties, Inc.     100%        California

   Private Business Air Service, Inc.      100%        California