Form 10-K/A
period 1994-01-29
CARTER HAWLEY HALE STORES INC /DE/
filed 1994-05-11
CIK 750217

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                               FORM 10-K/A  No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                  Annual Report Pursuant to Section 13 of 15(d)
                     of the Securities Exchange Act of 1934


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

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.    Yes  /X/     No / /

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes   /X/     No / /

Number of shares of common stock outstanding as of April 25, 1994:  45,619,792

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Company's Definitive Proxy Statement Relating to the Annual Meeting of Stockholders to be held on June 17, 1994.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                   PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

(a)  The following documents are filed as part of this report:

      (3) Exhibits

      Exhibits are set forth below in the "INDEX TO EXHIBITS."

                                   SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CARTER HAWLEY HALE STORES, INC.



                                          By       /S/ MARC E. BERCOON
                                            --------------------------
                                            Marc E. Bercoon
                                            Senior Vice President,
                                            General Counsel and Secretary


Date:  May 11, 1994

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

EXHIBIT                           DESCRIPTION
  NO.
         incorporated by reference to Exhibit 4.18 to the Form 10-K/A No.1 for the year ended January 30, 1993.

4.10 Amended and Restated Secured Promissory Note I of Carter Hawley Hale Stores, Inc. in favor of The Prudential Insurance Company of America in the amount of $157,638,000.00 dated as of October 8, 1992; incorporated by reference to Exhibit 4.19 to the Form 10-K/A No. 1 for the year ended January 30, 1993.

4.11 Amended and Restated Secured Promissory Note II of Carter Hawley Hale Stores, Inc. in favor of The Prudential Insurance Company of America in the amount of $19,875,000.00 dated as of October 8, 1992; incorporated by reference to Exhibit 4.20 to the Form 10-K/A No. 1 for the year ended January 30, 1993.

4.12 Amended and Restated Secured Promissory Note of Carter Hawley Hale Stores, Inc. in favor of the Prudential Insurance Company of America in the amount of $159,092,000.00; incorporated by reference to Exhibit
         4.21 to the Form 10-K/A No. 1 for the year ended January 30, 1993.

4.13 Accrued Interest Note of Carter Hawley Hale Stores, Inc. in favor of The Prudential Insurance Company of America in the amount of $53,350,000.00 (subjected to increase) dated as of October 8, 1992; incorporated by reference to Exhibit 4.22 to the Form 10-K/A No. 1 for the year ended January 30, 1993.

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

EXHIBIT                           DESCRIPTION
  NO.

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

4.22 Amended and Restated Term Loan Agreement by and among the Banks party thereto, Bank of America National Trust and Savings Association as agent for Banks and Carter Hawley Hale Stores, Inc., dated as of October 8, 1992; incorporated by reference to Exhibit 4.23 to the Form 10-K/A No. 1 for the year ended January 30, 1993.

4.23 Master Capitalized Interest Note in favor of Bank of America National Trust and Savings Association as agent for certain banks in the amount of $10,750,830.46 dated as of October 8, 1992; incorporated by reference to Exhibit 4.24 to the Form 10-K/A No. 1 for the year ended January 30, 1993.

4.24 Master Principal Note in favor of Bank of America National Trust and Savings Association as agent for certain banks in the amount of $89,662,700.00 dated as of October 8, 1992; incorporated by reference to Exhibit 4.25 to the Form 10-K/A No. 1 for the year ended January 30, 1993.

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

EXHIBIT                           DESCRIPTION
  NO.

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

4.32 Letter of Credit Reimbursement Agreement among CHH Receivables, Inc., Blue Hawk Funding Corporation, and General Electric Capital Corporation, as Letter of Credit Agent; incorporated by reference to
         Exhibit 10.5 to the Form 10-K for the year ended January 30, 1993.

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

EXHIBIT                           DESCRIPTION
  NO.

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

4.47 Registration Agreement, dated December 21, 1993, between Carter Hawley Hale Stores, Inc. and Solomon Brothers Inc., incorporated by reference to Exhibit 4.3 to Form S-3 filed January 7, 1994.

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

EXHIBIT                           DESCRIPTION
  NO.

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

EXHIBIT                      DESCRIPTION
  NO.

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

10.18** Listing of officers covered as of January 29, 1994 by form of employment agreement referenced at Exhibit 10.17.

10.19** Employment agreement between Carter Hawley Hale Stores, Inc. and Mr. David L. Dworkin dated March 24, 1993.

10.20**  Loan agreement between Carter Hawley Hale Stores, Inc. and Mr. Robert
         J. Lambert dated January 3, 1994.

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

10.29* Restatement of Carter Hawley Hale Stores, Inc. 1992 Stock Incentive Plan, as amended.

EXHIBIT            DESCRIPTION
  NO.

11.**    Computation of Earnings per Share.

22.**    Carter Hawley Hale Stores, Inc. Subsidiaries.

24.**    Consent of Price Waterhouse.

25.**    Powers of Attorney.

*Exhibit filed with this Form 10-K/A No. 1.
**Previously Filed

            Copies of any of the foregoing exhibits may be obtained by making a written request to the Secretary of the Company at the address shown on the cover. Copies will be furnished at a price of $.20 per page with a minimum charge of $10 per exhibit.