Form 10-Q
period 1994-04-30
CARTER HAWLEY HALE STORES INC /DE/
filed 1994-06-14
CIK 750217

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1994
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                to
                               --------------    ----------------

COMMISSION FILE NUMBER 1-8765


                         CARTER HAWLEY HALE STORES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                     94-0457907
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)


     3880 North Mission Road
     Los Angeles, California                             90031
(Address of principal executive offices)               (Zip Code)


               Registrant's telephone number, including area code:
                                 (213) 227-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X .    No   .
                                      ---     ---

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes X .   No   .
                           ---     ---

As of May 28, 1994, approximately 45,622,122 shares of the registrant's common stock were outstanding.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         CARTER HAWLEY HALE STORES, INC.

                                 Form 10-Q Index




                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION:

  Management's Discussion and Analysis of Financial Condition and Results of Operations. .      1

  Consolidated Statement of Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

  Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

  Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . .      6

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .      7

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9


                         CARTER HAWLEY HALE STORES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The discussion of results of operations that follows is based upon the Company's consolidated financial statements set forth on pages 4 to 7. The discussion of liquidity and capital resources is based upon the Company's current financial position.

RECENT DEVELOPMENTS

     A significant number of the Company's Southern California stores suffered damage as a result of the major earthquake which affected that area on January 17, 1994. While most of the area stores were reopened within two weeks, four stores suffered substantial damage. Of these stores, one was reopened in the later part of May, two stores are scheduled to reopen during June and the remaining store is scheduled to reopen in the fall season.

     The Company maintains earthquake and business interruption insurance with standard deductible provisions that require the Company to incur an initial level of costs at each location subject to damage or interruption of business. In January 1994, the Company established both a reserve of $65.4 million to cover costs of building and fixture repairs, inventory and business interruption losses, and other costs related to the earthquake and a receivable of $50.4 million for estimated insurance recoveries. As of April 30, 1994, $27.3 million of the reserve had been utilized, largely to cover repairs and damaged inventories, and $21.2 million had been received in insurance recoveries. The $15.0 million non-recurring charge recognized in January 1994, in management's opinion, continues to be adequate to cover earthquake related losses in excess of estimated insurance proceeds.

RESULTS OF OPERATIONS

     For the thirteen weeks ended April 30, 1994, total sales were $431.1 million, a decrease of 2.6% compared with the $442.5 million in sales for the thirteen weeks ended May 1, 1993. Current year results were impacted by the January 17, 1994 Northridge earthquake and the loss of sales from the four stores which remained closed during the period. On a comparable store basis, sales increased 4.7% for the quarter.

     Earnings before interest and taxes ("EBIT") of $4.6 million, 1.1% of sales in the current year period compares to $5.0 million, 1.1% of sales in the prior year period. The decrease in the current quarter reflects the impact of lower sales and a continuing promotional environment.

     Cost of goods sold improved to $319.4 million, 74.1% of sales from $329.5 million, 74.5% in the prior year period. The .4% improvement reflects savings in buying costs.

     Selling, general, and administrative expenses were $129.7 million, 31.1% of sales, compared to $129.2 million, 29.2% of sales last year. Savings from cost reduction programs put in place during fiscal 1993 were largely offset by higher promotion and store operating expense levels during the current year period.

     Finance charge revenue increased to $22.5 million, 5.2% of sales, in the current year period, from $21.2 million, 4.8% of sales, in the comparable prior year period. The improvement reflects increasing customer receivable balances resulting from an October 1993 change in payment terms, reducing the minimum monthly payment requirement on the Company's short term revolving charge accounts.

     Limitations on the Company's ability to record income tax benefits for net operating loss carryforwards for financial statement purposes resulted in no income tax benefit being recognized in the current year. The income tax benefit recognized in the first quarter of the prior year was eliminated in the fourth quarter of that year for similar reasons.

     Interest expense increased by $.2 million to $22.5 million in the current year first quarter from $22.3 million in the comparable prior year period. The effect of increased interest rates and borrowing fees was partially offset by lower borrowing levels.

     Due to the seasonal nature of the retail business wherein a significant portion of sales for the year are generated in the fourth quarter, the Company follows the practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year to match these costs with the associated seasonal sales revenue. Operating results, on a pre-tax basis, reflect the reallocation of such buying and occupancy costs, resulting in benefits of $6.9 million and $6.6 million being reflected in the operating results for the current and prior year first quarter periods.

     The seasonal nature of the retail business also results in a significant portion of the earnings from operations for the year being generated in the fourth quarter. Interim operating results are thus not necessarily indicative of earnings from operations that will be realized for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. The Company has adequate funding available to meet its operating requirements under separate credit and receivables facilities. Subject to collateral limitations, the facilities provide for up to $225.0 million in credit financing and up to $575.0 million in financing for the Company's proprietary credit card receivables portfolio. As of April 30, 1994, no advances and $56.0 million in letters of credit were outstanding under the credit facility and $340.2 million of borrowings, $104.5 million less than the maximum available based on the level of customer receivables, were outstanding under the receivables facility. The facilities expire in October 1995.

     The credit facility contains a number of operating and financial covenants, as well as significant negative covenants. The credit facility includes covenants for material adverse changes, minimum aggregate net cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, the credit facility prohibits the Company from paying dividends on its stock and places limitations on inventory levels and capital expenditure amounts. During the first quarter of the current year, the financial covenants were relaxed by an amendment to the credit facility which took into account the enhanced liquidity provided by proceeds of $137.9 million from the December 1993 issuance of 6.25% Convertible Senior Subordinated Notes. The Company is currently in compliance with all covenants under the credit facility. As of April 30, 1994, cash flow and EBITDA levels exceeded covenant requirements by $30.9 million and $28.4 million, respectively. In addition, the Company's net inventory ratio at April 30, 1994 was 73.7% or 13.5% less than the maximum permitted under the credit facility and year-to-date capital expenditures amounted to $7.4 million compared to the $110.0 million maximum allowable for fiscal 1994. The credit agreement and the Company's agreements with its other principal secured creditors contain additional covenants and requirements, all of which the Company is in compliance with.

     A substantial portion of the Company's debt is variable rate debt. Assuming that the average borrowings and all other variables would have remained constant, an increase (or decrease) in the interest rates applicable to the variable rate portion of the Company's debt throughout the thirteen week period ended April 30, 1994 of one percent would have increased (or decreased) the Company's interest expense for such period by approximately $1.0 million.

     CAPITAL EXPENDITURES. The Company's business strategy includes a store remodeling program designed to increase selling space within existing stores and to make more productive use of existing selling space. Capital expenditures for the current year, excluding costs for earthquake repairs, are projected at approximately $100.0 million and will be largely concentrated on the remodel program.

     The capital expenditure program may be modified over time to accommodate market factors and the Company's then existing financial condition. In addition, from time to time the Company may consider proposals to close existing stores or open new stores.

     The Company's ability to fund its capital expenditure program and to implement its business strategy will depend on cash flow from operations and the continued availability of borrowings under the credit facility. Operating cash flow will be affected by, among other things, the timing of results from the Company's business strategy, sales during the holiday season, and general competitive and economic conditions. The Company believes that the operating cash flow and amounts available under the credit facility, together with proceeds from the 1993 Convertible Senior Subordinated Notes and equity offerings, will be sufficient to fund the major elements of its business strategy. However, the Company continuously evaluates increasing or decreasing the number of stores, the terms of its credit and receivables facilities and other operating and financing alternatives.

                         CARTER HAWLEY HALE STORES, INC.

                       Consolidated Statement of Earnings
                                 (In thousands)
                                   (Unaudited)


                                                       Thirteen Weeks Ended
                                                --------------------------------
                                                   April 30,            May 1,
                                                    1994                 1993
                                                -------------       ------------
Sales                                           $   431,077         $   442,480

Finance charge revenue                               22,537              21,228

Cost of goods sold, including
  occupancy and buying costs                        319,366             329,454

Selling, general, and
  administrative expenses                           129,695             129,213
                                                -------------       ------------
Earnings from operations before interest
  expense and income taxes                            4,553               5,041

Interest expense, net                                22,513              22,300
                                                -------------       ------------

Pretax loss                                         (17,960)            (17,259)

Income tax benefit                                        0               6,900
                                                -------------       ------------

Net loss                                        $   (17,960)        $   (10,359)
                                                -------------       ------------
                                                -------------       ------------


Loss per common share                           $     (0.38)        $     (0.29)
                                                -------------       ------------
                                                -------------       ------------


          See Accompanying Notes to Consolidated Financial Statements.

                         CARTER HAWLEY HALE STORES, INC.

                           Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)



                                         April 30,          January 29,           May 1,
                                          1994                 1994                1993
                                      --------------       -------------       ------------
ASSETS

Current assets
   Cash                               $    18,414          $    18,192         $    18,213
   Accounts receivable, net               572,014              627,374             518,884
   Merchandise inventories                405,508              427,631             419,623
   Other current assets                    21,215                9,799              18,837
                                      -----------        -------------        ------------
                                        1,017,151            1,082,996             975,557

Property and equipment, net               810,353              810,608             786,730
Other assets                               37,957               40,543              43,276
                                      -----------        -------------        ------------
                                      $ 1,865,461          $ 1,934,147         $ 1,805,563
                                      -----------        -------------        ------------
                                      -----------        -------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable                      $                    $                   $   112,200
   Current installments                     3,460                3,459               7,070
   Accounts payable                       129,690              151,687             114,892
   Accrued expenses                       150,422              186,837             106,948
   Current income taxes                     1,116                1,203               2,984
                                      -----------        -------------        ------------
                                          284,688              343,186             344,094

Receivables based financing               339,561              332,182             411,531
Other secured long-term debt              520,366              517,287             517,492
Convertible subordinated notes            143,750              143,750
Capital lease obligations                  43,933               44,667              46,818
Other liabilities                         122,341              124,508             115,676
Deferred income taxes                      14,850               14,850               5,550

Shareholders' equity
   Preferred stock, $.01 par value              9                    9                  11
   Common stock, $.01 par value               467                  468                 352
   Other paid-in capital                  501,001              500,785             351,678
   Accumulated earnings (deficit)        (105,505)             (87,545)             12,361
                                      -----------        -------------        ------------
                                          395,972              413,717             364,402
                                      -----------        -------------        ------------

                                      $ 1,865,461          $ 1,934,147         $ 1,805,563
                                      -----------        -------------        ------------
                                      -----------        -------------        ------------



          See Accompanying Notes to Consolidated Financial Statements.

                         CARTER HAWLEY HALE STORES, INC.

                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                              Thirteen Weeks Ended
                                                       --------------------------------
                                                          April 30,           May 1,
                                                           1994                1993
                                                       -------------       ------------
Operating activities
  Loss from operations                                 $   (17,960)        $   (10,359)
  Adjustments to reconcile loss from operations
   to net operating cash flows
     Depreciation and amortization                          10,009               8,335
     Deferred income taxes                                                      (6,900)
     Changes in operating assets and liabilities
       Customer receivables, net                            34,610              59,110
       Merchandise inventories                              22,123              48,086
       Accounts payable and accrued expenses               (45,027)            (85,267)
       Other, net                                           (2,966)             (5,405)
                                                       ------------        ------------
  Net cash provided
   by operating activities                                     789               7,600
                                                       ------------        ------------

Investing activities
  Purchases of property and equipment                       (7,354)             (9,998)
                                                       ------------        ------------
Financing activities
  Net change in financing under
   receivables based facility                                7,379             (56,046)
  Net change in financing under working
   capital facility                                                             59,885
  Retirements of long-term debt and
   capital lease obligations                                  (807)             (1,845)
  Issuances of common stock                                    215
                                                       -------------       ------------
  Net cash provided
    by financing activities                                  6,787               1,994
                                                       -------------       ------------
Net increase (decrease) in cash                                222                (404)
Cash at the beginning of the period                         18,192              18,617
                                                       -------------       ------------
Cash at the end of the period                          $    18,414         $    18,213
                                                       -------------       ------------
                                                       -------------       ------------



          See Accompanying Notes to Consolidated Financial Statements.

                         CARTER HAWLEY HALE STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


BASIS OF REPORTING

    The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in the context of the Summary of Significant Accounting Policies and Financial Review contained in the Company's Annual Report on Form 10-K for the fifty-two week period ended January 29, 1994. In the opinion of the Company's management, these statements contain all adjustments, all of which are of a normal recurring nature, necessary for the amounts shown to be fairly stated as of April 30, 1994 and May 1, 1993 and for the thirteen week periods then ended. The Balance Sheet as of January 29, 1994 is as included in the Company's Form 10-K report for the year ended January 29, 1994.

EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, including dilutive stock options and all 35.0 million shares of Common Stock expected to be issued in accordance with the plan of reorganization (the "POR") approved in connection with the Company's emergence from bankruptcy on October 8, 1992 (the "Emergence Date"). As of April 30, 1994, 1.2 million shares of common stock remain to be issued in accordance with the POR.

INVENTORIES

    The last-in, first-out ("LIFO") method of accounting resulted in charges to cost of goods sold of $.5 million in the first quarters of both the current and prior year. If all inventories had been valued on a first-in, first-out basis, they would have been lower by $10.3 million and $1.4 million at April 30, 1994 and May 1, 1993.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    No material change has occurred in the litigation described in "Item 3:
Legal Proceedings" on pages 17 and 18 of the Company's Form 10-K for the year ended January 29, 1994.






Item 6.  Exhibits and reports on Form 8-K

     (a) Exhibits:

          11.1*    Computation of Earnings Per Share.

- - --------------

*    Exhibit filed with this Form 10-Q.

     (b) Reports on Form 8-K:

         March 9, 1994                 Filing of Sixth Amendment to Credit
                                       Agreement, dated as of February 26, 1994, among Carter Hawley Hale Stores, Inc., various financial institutions and
                                       General Electric Capital Corporation, as agent for the lenders.

         March 14, 1994                Filing of Carter Hawley Hale Stores,
                                       Inc.'s financial results reported for the fiscal year and fourth quarter ended
                                       January 29, 1994.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CARTER HAWLEY HALE STORES, INC.





Date  June 8, 1994                       /s/J.C. HAECKEL
      ------------                       --------------------------------------
                                         J.C. Haeckel, Executive Vice President
                                         and Chief Financial Officer
                                        (Principal Financial Officer)






Date  June 8, 1994                      /s/J.D. DAVIES
      ------------                      ----------------------------------------
                                        J.D. Davies, Vice President, Accounting
                                       (Principal Accounting Officer)