Form 10-Q
period 1994-07-30
BROADWAY STORES INC
filed 1994-09-13
CIK 750217

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

FOR THE QUARTERLY PERIOD ENDED JULY 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO _______________________

COMMISSION FILE NUMBER 1-8765


                              BROADWAY STORES, INC.
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

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.  Yes X .   No   .
                ---      ---

As of September 6, 1994, approximately 45,789,125 shares of the registrant's common stock were outstanding.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                              BROADWAY STORES, INC.

                                 FORM 10-Q INDEX




                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .     1

  Consolidated Statement of Earnings . . . . . . . . . . . . . . . . . .     4

  Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . .     5

  Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . .     6

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . .     7

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .     8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

                              BROADWAY STORES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The discussion of results of operations that follows is based upon the Company's consolidated financial statements set forth on pages 4 to 7. The discussion of liquidity and capital resources is based upon the Company's current financial position.

RECENT DEVELOPMENTS

     On June 17, 1994, at the Company's annual meeting, shareholders approved the change of the Company's name from Carter Hawley Hale Stores, Inc. to Broadway Stores, Inc. in order to more closely identify the Company with its operations. Accordingly, on June 20, 1994, Company common stock began trading on the New York Stock Exchange under the symbol "BWY".

     A significant number of the Company's Southern California stores suffered damage as a result of the major earthquake which affected that area on January 17, 1994. While most of the area stores were reopened within two weeks, four stores suffered substantial damage. Of these stores, one reopened in late May, two stores reopened in June and the remaining store is scheduled to reopen in November.

     The Company maintains earthquake and business interruption insurance with standard deductible provisions that require the Company to incur an initial level of costs at each location subject to damage or interruption of business. In January 1994, the Company established both a reserve of $65.4 million to cover costs of building and fixture repairs, inventory and business interruption losses, and other costs related to the earthquake and a receivable of $50.4 million for estimated insurance recoveries. As of July 30, 1994, $45.6 million of the reserve has been utilized to cover repairs and damaged inventories, and $21.3 million has been received in insurance recoveries. The $15.0 million non-recurring charge recognized in January 1994, in management's opinion, continues to be adequate to cover earthquake related losses in excess of estimated insurance proceeds.

RESULTS OF OPERATIONS

     Sales for the current quarter and year-to-date periods ended July 30, 1994 were $457.0 million and $888.1 million compared to $474.9 million and $917.4 million in the comparable prior year periods. Current year results were impacted by the January 17, 1994 Northridge earthquake and the loss of sales from the four most severely damaged stores. On a comparative store basis sales for the current quarter and year-to-date periods increased 1.2% and 2.9% over the comparable prior year periods.

     The net losses of $12.9 million and $30.9 million in the current quarter and year-to-date periods improved from losses of $42.5 million and $52.8 million in the comparable prior year periods. Prior year results include a $25.0 million charge for non-recurring costs for the implementation of expense reduction programs.

     Earnings before interest and taxes ("EBIT") of $10.6 million and $15.1 million in the current quarter and year-to-date periods compare to losses of $20.8 million and $15.7 million in the comparable prior year periods.

     Cost of goods sold improved to $338.3 million, 74.0% of sales and $657.7 million, 74.1% of sales in the current quarter and year-to-date periods as compared to $360.3 million, 75.9% of sales and $689.8 million, 75.2% of sales in the comparable prior year periods. The improvement reflects improving margins and lower buying and occupancy costs.

     Selling, general, and administrative expenses were $130.5 million, 28.6% of sales and $260.2 million, 29.3% of sales in the current quarter and year-to-date periods compared to $130.2 million, 27.4% of sales and $259.5 million, 28.3% of sales last year. Savings from cost reduction programs put in place during fiscal 1993 were largely offset by higher store operating expense levels during the current year period.

     Finance charge revenue increased to $22.4 million, 4.9% of sales, and $44.9 million, 5.1% of sales in the current quarter and year-to-date periods, from $19.9 million, 4.2% of sales, and $41.1 million, 4.5% of sales in the comparable prior year periods. The improvement reflects increased customer receivable balances resulting from an October 1993 change in payment terms which reduced the minimum monthly payment requirement on the Company's short term revolving charge accounts.

     Interest expense increased by $1.8 million to $23.5 million in the second quarter and increased by $2.0 million to $46.0 million for the current year. The increase was largely due to rising interest rates.

     Limitations on the Company's ability to record income tax benefits for net operating loss carryforwards for financial statement purposes resulted in no income tax benefit being recognized in the current year. The income tax benefit recognized in the first quarter of the prior year was eliminated in the fourth quarter of that year for similar reasons.

     Due to the seasonal nature of the retail business wherein a significant portion of sales for the year are generated in the fourth quarter, the Company follows the practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year to match these costs with the associated seasonal sales revenue. Operating results, on a pre-tax basis, reflect the reallocation of such buying and occupancy costs, resulting in benefits of $5.9 million and $12.8 million being reflected in the operating results for the current quarter and year-to-date periods as compared to $4.6 million and $11.2 million in the comparable prior year periods.

     The seasonal nature of the retail business also results in a significant portion of the earnings from operations for the year being generated in the fourth quarter. Interim operating results are thus not necessarily indicative of earnings from operations that will be realized for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. The Company is currently finalizing a private placement subordinated note offering totalling $64.0 million. The subordinated asset backed notes are to be issued in two classes: $38.0 million of 7.55% Class A notes due 1999 (rated BBB by Standard and Poors and Fitch Investors Service) and $26.0 million of 11.00% Class B notes due 1999 (rated BB by Standard and Poors and Fitch Investors Service).

     The proceeds of the notes are to be used to increase the Company's liquidity. Concurrently, the Company is finalizing proposed changes to its $800.0 million credit and receivables facilities. The proposed amendments will extend the maturity date of the agreements from October 1995 to October 1996.

     Subject to collateral limitations, the facilities, as currently stated, provide for up to $225.0 million in credit financing and up to $575.0 million in financing for the Company's proprietary credit card receivables portfolio. As of July 30, 1994, no advances and $61.6 million in letters of credit were outstanding under the credit facility and $392.1 million of borrowings, $65.6 million less than the maximum available based on the level of customer receivables, were outstanding under the receivables facility.

     The credit facility, as currently stated, contains a number of operating and financial covenants, as well as significant negative covenants. The credit facility includes covenants for material adverse changes, minimum aggregate net cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, the credit facility prohibits the Company from paying dividends on its stock and places limitations on inventory levels and capital expenditure amounts. During the first quarter of the current year, the financial covenants were relaxed by an amendment to the credit facility which took into account the enhanced liquidity provided by proceeds of $137.9 million from the December 1993 issuance of 6.25% Convertible Senior Subordinated Notes. Further covenant changes to enhance flexibility are currently being finalized concurrent with the $64.0 million issuance of subordinated notes. The Company is currently in compliance with all covenants under the credit facility. As of July 30, 1994, cash flow and EBITDA levels exceeded covenant requirements by $30.8 million and $28.0 million, respectively. In addition, the Company's net inventory ratio at July 30, 1994 was 80.4% or 6.7% less than the maximum permitted under the credit facility and year-to-date capital expenditures amounted to $21.7 million compared to the $110.0 million maximum allowable for fiscal 1994. The credit agreement and the Company's agreements with its other principal secured creditors contain additional covenants and requirements, all of which the Company is in compliance with.

     A substantial portion of the Company's debt is at variable interest rates. Assuming that the average borrowings and all other variables would have remained constant, an increase (or decrease) of one percent in the interest rates applicable to the variable rate portion of the Company's debt would have increased (or decreased) the Company's interest expense by approximately $1.2 million and $2.2 million for the current quarter and year-to-date periods respectively.

     CAPITAL EXPENDITURES. The Company's business strategy includes a store remodeling program designed to increase selling space within existing stores and to make more productive use of existing selling space. Capital expenditures for the current year, excluding costs for earthquake repairs, are projected at approximately $100 million and will be largely concentrated on the remodel program.

     The capital expenditure program may be modified over time to accommodate market factors and the Company's then existing financial condition. In addition, from time to time the Company may consider proposals to close existing stores or open new stores.

     The Company's ability to fund its capital expenditure program and to implement its business strategy will depend on cash flow from operations and the continued availability of borrowings under the credit facility. Operating cash flow will be affected by, among other things, the timing of results from the Company's business strategy, sales during the holiday season, and general competitive and economic conditions. The Company believes that the operating cash flow and amounts available under the credit facility, together with proceeds from the debt and equity offerings during the past year, will be sufficient to fund the major elements of its business strategy. However, the Company continuously evaluates increasing or decreasing the number of stores, the terms of its credit and receivables facilities and other operating and financing alternatives.

                              BROADWAY STORES, INC.

                       Consolidated Statement of Earnings
                                 (In thousands)
                                   (Unaudited)



                                              Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                           -------------------------     -------------------------
                                             July 30,       July 31,       July 30,       July 31,
                                               1994           1993           1994           1993
                                           ----------     ----------     ----------     ----------
Sales                                      $  457,030     $  474,935     $  888,107     $  917,415

Finance charge revenue                         22,388         19,865         44,925         41,093

Cost of goods sold, including
  occupancy and buying costs                  338,288        360,343        657,654        689,797

Selling, general, and
  administrative expenses                     130,549        130,237        260,244        259,450

Charge for non-recurring costs                                25,000                        25,000
                                           ----------   ------------     ----------     ----------

Earnings (loss) from operations
  before interest expense and
  income taxes                                 10,581        (20,780)        15,134        (15,739)

Interest expense, net                          23,516         21,690         46,029         43,990
                                           ----------   ------------     ----------     ----------

Pretax loss                                   (12,935)       (42,470)       (30,895)       (59,729)

Income tax benefit                                  0              0              0          6,900
                                           ----------   ------------     ----------     ----------

Net loss                                   $  (12,935)    $  (42,470)    $  (30,895)    $  (52,829)
                                           ----------   ------------     ----------     ----------
                                           ----------   ------------     ----------     ----------

Loss per common share                      $    (0.28)    $    (1.12)    $    (0.66)    $    (1.44)
                                           ----------   ------------     ----------     ----------
                                           ----------   ------------     ----------     ----------



          See Accompanying Notes to Consolidated Financial Statements.

                              BROADWAY STORES, INC.

                           Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)


                                         July 30,     January 29,     July 31,
                                           1994          1994           1993
                                         --------     -----------     --------
ASSETS

Current assets
  Cash                                 $    15,575    $    18,192   $    14,966
  Accounts receivable, net                 569,931        627,374       484,525
  Merchandise inventories                  415,443        427,631       405,768
  Other current assets                      27,640          9,799        22,231
                                       -----------    -----------   -----------
                                         1,028,589      1,082,996       927,490

Property and equipment, net                816,947        810,608       785,140
Other assets                                35,572         40,543        41,182
                                       -----------    -----------   -----------

                                       $ 1,881,108    $ 1,934,147   $ 1,753,812
                                       -----------    -----------   -----------
                                       -----------    -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current installments                 $     3,460    $     3,459   $     3,195
  Accounts payable                         128,997        151,687       116,920
  Accrued expenses                         125,525        186,837       121,351
  Current income taxes                         977          1,203         2,923
                                       -----------    -----------   -----------
                                           258,959        343,186       244,389

Receivables based financing                392,143        332,182       362,035
Other secured long-term debt               523,517        517,287       511,577
Convertible subordinated notes             143,750        143,750
Capital lease obligations                   43,199         44,667        46,078
Other liabilities                          121,227        124,508       114,649
Deferred income taxes                       14,850         14,850         5,550

Shareholders' equity
  Preferred stock, $.01 par value                9              9            11
  Common stock, $.01 par value                 469            468           467
  Other paid-in capital                    501,425        500,785       499,165
  Accumulated deficit                     (118,440)       (87,545)      (30,109)
                                       -----------    -----------   -----------
                                           383,463        413,717       469,534
                                       -----------    -----------   -----------

                                       $ 1,881,108    $ 1,934,147   $ 1,753,812
                                       -----------    -----------   -----------
                                       -----------    -----------   -----------


          See Accompanying Notes to Consolidated Financial Statements.

                              BROADWAY STORES, INC.

                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                           Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                                          ----------------------      -----------------------
                                                          July 30,      July 31,      July 30,      July 31,
                                                            1994          1993          1994          1993
                                                          --------      --------      --------      --------
Operating activities
  Loss from operations                                  $  (12,935)   $  (42,470)   $  (30,895)   $  (52,829)
  Adjustments to reconcile
    loss from operations
    to net operating cash flows
      Depreciation and amortization                         10,192         8,615        20,201        16,950
      Deferred income taxes                                                                           (6,900)
      Changes in operating assets and liabilities
        Customer receivables, net                            4,438        35,036        39,048        94,146
        Merchandise inventories                             (9,935)       13,855        12,188        61,941
        Accounts payable and accrued expenses               (4,139)       17,992       (49,166)      (67,275)
        Other, net                                         (28,273)       (5,097)      (31,239)      (10,502)
                                                        ----------    ----------    ----------    ----------
  Net cash provided (used)
    by operating activities                                (40,652)       27,931       (39,863)       35,531
                                                        ----------    ----------    ----------    ----------

Investing activities
  Proceeds from asset sales                                                5,600                       5,600
  Purchases of property and equipment                      (14,387)       (9,206)      (21,741)      (19,204)
                                                        ----------    ----------    ----------    ----------
  Net cash used by
    investing activities                                   (14,387)       (3,606)      (21,741)      (13,604)
                                                        ----------    ----------    ----------    ----------

Financing activities
  Net change in financing under
    receivables based facility                              52,582       (49,496)       59,961      (105,542)
  Net change in financing under
    working capital facility                                            (112,200)                    (52,315)
  Retirements of long-term debt and
    capital lease obligations                                 (808)      (13,478)       (1,615)      (15,323)
  Issuances of common stock                                    426       147,602           641       147,602
                                                        ----------    ----------    ----------    ----------
  Net cash provided (used)
    by financing activities                                 52,200       (27,572)       58,987       (25,578)
                                                        ----------    ----------    ----------    ----------

Net decrease in cash                                        (2,839)       (3,247)       (2,617)       (3,651)
Cash at the beginning of the period                         18,414        18,213        18,192        18,617
                                                        ----------    ----------    ----------    ----------

Cash at the end of the period                           $   15,575   $    14,966    $   15,575    $   14,966
                                                        ----------    ----------    ----------    ----------
                                                        ----------    ----------    ----------    ----------


          See Accompanying Notes to Consolidated Financial Statements.

                              BROADWAY STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


BASIS OF REPORTING

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in the context of the Summary of Significant Accounting Policies and Financial Review contained in the Company's Annual Report on Form 10-K for the fifty-two week period ended January 29, 1994. In the opinion of the Company's management, these statements contain all adjustments, all of which are of a normal recurring nature, necessary for the amounts shown to be fairly stated as of July 30, 1994 and July 31, 1993 and for the thirteen and twenty-six week periods then ended. The Balance Sheet as of January 29, 1994 is as included in the Company's Form 10-K report for the year ended January 29, 1994.

EARNINGS PER SHARE OF COMMON STOCK

     Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, including dilutive stock options and all 35.0 million shares of Common Stock expected to be issued in accordance with the plan of reorganization (the "POR") approved in connection with the Company's emergence from bankruptcy on October 8, 1992 (the "Emergence Date"). As of July 30, 1994, 1.1 million shares of common stock remain to be issued in accordance with the POR.

INVENTORIES

     The last-in, first-out ("LIFO") method of accounting resulted in charges to cost of goods sold of $.5 million and $1.0 million for the thirteen and twenty-six week periods ended July 30, 1994 and in the comparative prior year periods. If all inventories had been valued on a first-in, first-out basis, they would have been lower by $9.8 million, $10.8 million and $.9 million at July 30, 1994, January 29, 1994 and July 31, 1993 respectively.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     No material change has occurred in the litigation described in "Item 3:
Legal Proceedings" on pages 17 and 18 of the Company's Form 10-K for the year ended January 29, 1994.






ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          11.1*     Computation of Earnings Per Share.

          27.1*     Financial Data Schedules.

- - ---------------

*    Exhibit filed with this Form 10-Q.

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BROADWAY STORES, INC.





Date  September 9, 1994                 /s/ J.C. HAECKEL
      -----------------                 ---------------------------------------
                                        J.C. Haeckel, Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)




Date  September 9, 1994                 /s/ J.D. DAVIES
      -----------------                 ---------------------------------------
                                        J.D. Davies, Vice President, Accounting
                                             (Principal Accounting Officer)