Form 10-Q
period 1994-10-29
BROADWAY STORES INC
filed 1994-12-13
CIK 750217

- --------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _____________________

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

As of December 5, 1994, approximately 45,852,291 shares of the registrant's common stock were outstanding.

- --------------------------------------------------------------------------------

                              BROADWAY STORES, INC.

                                 FORM 10-Q INDEX


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION:

   Management's Discussion and Analysis of Financial Condition and Results
   of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

   Consolidated Statement of Earnings. . . . . . . . . . . . . . . . . . .    4

   Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . . . .    5

   Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . .    6

   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .    7

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .    8

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

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

       On November 4, 1994, the Company reopened the last of the four stores which suffered substantial damage in the January 17, 1994 Northridge earthquake. The Company maintains earthquake and business interruption insurance with standard deductible provisions that require the Company to incur an initial level of costs at each location subject to damage or interruption of business. In January 1994, the Company established a reserve of $65.4 million to cover costs of building and fixture repairs, inventory and business interruption losses, and other costs related to the earthquake. In addition, the Company established a receivable of $50.4 million for estimated insurance recoveries. The reserve has been fully utilized to cover repairs and damaged inventories, and as of October 29, 1994, $33.8 million has been received in insurance recoveries. The $15.0 million non-recurring charge recognized in January 1994, in management's opinion, continues to be adequate to cover earthquake related losses in excess of estimated insurance proceeds.

RESULTS OF OPERATIONS

       Sales for the current quarter and year-to-date periods ended October 29, 1994 were $474.9 million and $1,363.0 million compared to $469.7 million and $1,387.1 million in the comparable prior year periods. Current year results were impacted by the January 17, 1994 Northridge earthquake and the loss of sales from the four most severely damaged stores. On a comparative store basis sales for the current quarter and year-to-date periods increased 3.9% and 3.2% over the comparable prior year periods.

       The net losses of $18.4 million and $49.3 million in the current quarter and year-to-date periods improved from losses of $25.1 million and $77.9 million in the comparable prior year periods. Prior year results include a $25.0 million charge in the second quarter for non-recurring costs for the implementation of expense reduction programs.

       Earnings before interest and taxes ("EBIT") of $7.1 million and $22.2 million in the current quarter and year-to-date periods compare to losses of $5.3 million and $21.0 million in the comparable prior year periods.

       Cost of goods sold including buying and occupancy costs improved to $355.3 million, 74.8% of sales and $1,012.9 million, 74.3% of sales in the current quarter and year-to-date periods as compared to $360.0 million, 76.7% of sales and $1,049.8 million, 75.7% of sales in the comparable prior year periods. The improvement reflects improving margins.

       Selling, general, and administrative expenses were $134.7 million, 28.4% of sales and $395.0 million, 29.0% of sales in the current quarter and year-to-date periods compared to $133.8 million, 28.5% of sales and $393.3 million, 28.4% of sales last year. Savings from cost reduction programs put in place during fiscal 1993 were largely offset by higher store operating expenses and promotional costs during the current year period.

       Finance charge revenue increased to $22.2 million, 4.7% of sales, and $67.1 million, 4.9% of sales in the current quarter and year-to-date periods, from $18.9 million, 4.0% of sales, and $60.0 million, 4.3% of sales in the comparable prior year periods. The improvement reflects earnings on higher customer receivable balances resulting from an October 1993 change in payment terms which reduced the minimum monthly payment requirement on the Company's short term revolving charge accounts.

       Interest expense increased by $5.7 million to $25.5 million in the third quarter and increased by $7.7 million to $71.5 million for the current year-to-date period. The increase was largely due to rising interest rates in 1994 and in part due to rising borrowing levels during the third quarter.

       Limitations on the Company's ability to record income tax benefits for net operating loss carryforwards for financial statement purposes resulted in no income tax benefit being recognized in the current year. The income tax benefit recognized in the first quarter of the prior year was eliminated in the fourth quarter of that year for similar reasons.

       Due to the seasonal nature of the retail business wherein a significant portion of sales for the year are generated in the fourth quarter, the Company follows the practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year to match these costs with the associated seasonal sales revenue. Operating results, on a pre-tax basis, reflect the reallocation of such buying and occupancy costs, resulting in benefits of $6.4 million and $19.2 million being reflected in the operating results for the current quarter and year-to-date periods as compared to $7.5 million and $18.8 million in the comparable prior year periods.

       The seasonal nature of the retail business also results in a significant portion of the earnings from operations for the year being generated in the fourth quarter. Interim operating results are thus not necessarily indicative of earnings from operations that will be realized for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

       LIQUIDITY. On September 13, 1994 the Company finalized a private placement of subordinated asset backed notes (the "Asset Backed Notes") totalling $64.0 million. The Asset Backed Notes were issued in two classes:
$38.0 million of 7.55% Class A notes due 1999 (rated BBB by Standard and Poors and Fitch Investors Service) and $26.0 million of 11.00% Class B notes due 1999 (rated BB by Standard and Poors and Fitch Investors Service). Proceeds of the notes are being used to increase the Company's liquidity. Concurrently, the Company finalized changes to its $800.0 million credit and receivables facilities. The amendments extended the maturity date of the agreements from October 1995 to October 1996 and enhanced certain credit facility provisions.

       Subject to collateral limitations, the facilities, as currently stated, provide for up to $225.0 million in credit financing and up to $575.0 million in financing for the Company's proprietary credit card receivables portfolio. As of October 29, 1994, there were $41.9 million in advances and $50.6 million in letters of credit outstanding under the credit facility, $425.0 million of borrowings under the receivables facility and $64.0 million of Asset Backed Notes outstanding. Under these notes and facilities, $132.5 million remained available for borrowing.

       The credit facility contains a number of operating and financial covenants, as well as significant negative covenants including covenants for material adverse changes, minimum aggregate net cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, the credit facility prohibits the Company from paying dividends on its stock and places limitations on inventory levels and capital expenditure amounts. During the first quarter of the current year, the financial covenants were relaxed by an amendment to the credit facility which took into account the enhanced liquidity provided by proceeds of $137.9 million from the December 1993 issuance of 6.25% Convertible Senior Subordinated Notes. Further covenant changes to enhance flexibility were finalized concurrent with the issuance of $64.0 million in Asset Backed Notes. The Company is currently in compliance with all covenants under the credit facility. As of October 29, 1994, cash flow and EBITDA levels both exceeded covenant requirements by $34.2 million. In addition, the Company's net inventory ratio at October 29, 1994 was 72.1% or 5.0% less than the maximum permitted under the credit facility and year-to-date capital expenditures amounted to $75.8 million compared to the $110.0 million maximum allowable for fiscal 1994. The credit agreement and the Company's agreements with its other principal secured creditors contain additional covenants and requirements, all of which the Company is in compliance with.

       A substantial portion of the Company's debt is at variable interest rates. Assuming that the average borrowings and all other variables would have remained constant, an increase (or decrease) of one percent in the interest rates applicable to the variable rate portion of the Company's debt would have increased (or decreased) the Company's interest expense by approximately $1.3 million and $3.4 million for the current quarter and year-to-date periods respectively.

       CAPITAL EXPENDITURES. The Company's business strategy includes a store remodeling program designed to increase selling space within existing stores and to make more productive use of existing selling space. Capital expenditures for the current year, excluding costs for earthquake repairs, are projected at approximately $110 million and have been largely concentrated on the remodel program. Substantially all major projects were completed prior to the start of the holiday selling season.

       The capital expenditure program may be modified over time to accommodate market factors and the Company's then existing financial condition. In addition, from time to time the Company may consider proposals to close existing stores or open new stores.

       The Company's ability to fund future capital expenditure programs and implement new business strategies will depend on cash flow from operations and the continued availability of borrowings under the credit facility. Operating cash flow will be affected by, among other things, the timing of results from the Company's business strategy, sales during the holiday season, and general competitive and economic conditions. The Company believes that the operating cash flow and amounts available under the credit facility will be sufficient to fund the major elements of its business strategy. However, the Company continuously evaluates increasing or decreasing the number of stores, the terms of its credit and receivables facilities and other operating and financing alternatives.

                              BROADWAY STORES, INC.

                       Consolidated Statement of Earnings
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                                                  ---------------------------------       ---------------------------------
                                                  October 29,         October 30,         October 29,         October 30,
                                                      1994                1993                1994                1993
                                                  ------------        -------------       -------------       -------------

Sales                                             $  474,910          $  469,688          $ 1,363,017         $ 1,387,103

Finance charge revenue                                22,171              18,895               67,096              59,988

Cost of goods sold, including
  occupancy and buying costs                         355,260             360,036            1,012,914           1,049,833

Selling, general, and
  administrative expenses                            134,724             133,821              394,968             393,271

Charge for non-recurring costs                                                                                     25,000
                                                  ------------        -------------       -------------       -------------

Earnings (loss) from operations
  before interest expense and
  income taxes                                         7,097              (5,274)              22,231             (21,013)

Interest expense, net                                 25,507              19,811               71,536              63,801
                                                  -------------       -------------       -------------       -------------

Pretax loss                                          (18,410)            (25,085)             (49,305)            (84,814)

Income tax benefit                                                                                                  6,900
                                                  -------------       --------------      -------------       -------------

Net loss                                          $  (18,410)         $  (25,085)         $   (49,305)        $   (77,914)
                                                  -------------       -------------       -------------       -------------
                                                  -------------       -------------       -------------       -------------


Loss per common share                             $    (0.39)         $   (0.54)          $     (1.05)        $     (1.95)
                                                  -------------       -------------       --------------      -------------
                                                  -------------       -------------       --------------      -------------

          See Accompanying Notes to Consolidated Financial Statements.

                              BROADWAY STORES, INC.

                           Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)


                                                   October 29,        January 29,         October 30,
                                                      1994               1994                1993
                                                  -------------       ------------        ------------
Assets

Current assets
  Cash                                            $    16,917         $    18,192         $    15,408
  Accounts receivable, net                            569,912             627,374             482,651
  Merchandise inventories                             547,890             427,631             504,438
  Other current assets                                 37,108               9,799              28,222
                                                  ------------        ------------        ------------
                                                    1,171,827           1,082,996           1,030,719

Property and equipment, net                           863,149             810,608             799,552
Other assets                                           39,968              40,543              39,080
                                                  ------------        ------------        ------------

                                                  $ 2,074,944         $ 1,934,147         $ 1,869,351
                                                  ------------        ------------        ------------
                                                  ------------        ------------        ------------


Liabilities and Shareholders' Equity

Current liabilities
  Notes payable                                   $    43,167         $                   $    44,280
  Current installments                                  3,460               3,459               3,195
  Accounts payable                                    191,163             151,687             185,651
  Accrued expenses                                    134,285             186,837             120,470
  Current income taxes                                    930               1,203               2,863
                                                  ------------        ------------        ------------
                                                      373,005             343,186             356,459

Receivables based financing                           488,950             332,182             388,681
Other secured long-term debt                          525,904             517,287             514,471
Convertible subordinated notes                        143,750             143,750
Capital lease obligations                              42,465              44,667              45,338
Other liabilities                                     120,503             124,508             113,577
Deferred income taxes                                  14,850              14,850               5,550

Shareholders'  equity
  Preferred stock, $.01 par value                           9                   9                  11
  Common stock, $.01 par value                            469                 468                 467
  Other paid-in capital                               501,889             500,785             499,991
  Accumulated deficit                                (136,850)            (87,545)            (55,194)
                                                  ------------        ------------        ------------
                                                      365,517             413,717             445,275
                                                  ------------        ------------        ------------

                                                  $ 2,074,944         $ 1,934,147         $ 1,869,351
                                                  ------------        ------------        ------------
                                                  ------------        ------------        ------------

          See Accompanying Notes to Consolidated Financial Statements.

                              BROADWAY STORES, INC.

                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                Thirty-Nine Weeks Ended
                                                            --------------------------------
                                                             October 29,         October 30,
                                                                1994                1993
                                                            ------------        ------------

Operating activities
  Loss from operations                                      $   (49,305)        $   (77,914)
  Adjustments to reconcile
   loss from operations
   to net operating cash flows
    Depreciation and amortization                                30,842              25,033
    Deferred income taxes                                                            (6,900)
    Changes in operating assets and liabilities
     Customer receivables, net                                   25,774              99,413
     Merchandise inventories                                   (120,259)            (36,729)
     Accounts payable and accrued expenses                       44,046               3,588
     Other, net                                                 (55,222)            (20,941)
                                                            ------------        ------------
 Net cash used
  by operating activities                                      (124,124)            (14,450)
                                                            ------------        ------------

Investing activities
  Proceeds from asset sales                                                           5,600
  Purchases of property and equipment                           (75,766)            (39,674)
                                                            ------------        ------------
  Net cash used by
   investing activities                                         (75,766)            (34,074)
                                                            ------------        ------------

Financing activities
  Net change in financing under
   receivables based facility                                   156,768             (78,896)
  Net change in financing under
   working capital facility                                      43,167              (8,035)
  Retirements of long-term debt and
   capital lease obligations                                     (2,425)            (16,182)
  Issuances of common stock                                       1,105             148,428
                                                            ------------        ------------
  Net cash provided
   by financing activities                                      198,615              45,315
                                                            ------------        ------------

Net decrease in cash                                             (1,275)             (3,209)
Cash at the beginning of the period                              18,192              18,617
                                                            ------------        ------------

Cash at the end of the period                               $    16,917         $    15,408
                                                            ------------        ------------
                                                            ------------        ------------


          See Accompanying Notes to Consolidated Financial Statements.

                              BROADWAY STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


BASIS OF REPORTING

       The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in the context of the Summary of Significant Accounting Policies and Financial Review contained in the Company's Annual Report on Form 10-K for the fifty-two week period ended January 29, 1994. In the opinion of the Company's management, these statements contain all adjustments, all of which are of a normal recurring nature, necessary for the amounts shown to be fairly stated as of October 29, 1994 and October 30, 1993 and for the thirteen and thirty-nine week periods then ended. The Balance Sheet as of January 29, 1994 is as included in the Company's Form 10-K report for the year ended January 29, 1994.

EARNINGS PER SHARE OF COMMON STOCK

       Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, including dilutive stock options and all 35.0 million shares of Common Stock expected to be issued in accordance with the plan of reorganization (the "POR") approved in connection with the Company's emergence from bankruptcy on October 8, 1992 (the "Emergence Date"). As of October 29, 1994, 1.1 million shares of common stock remain to be issued in accordance with the POR.

INVENTORIES

       The last-in, first-out ("LIFO") method of accounting resulted in charges to cost of goods sold of $.5 million and $1.5 million for the thirteen and thirty-nine week periods ended October 29, 1994 and in the comparative prior year periods. If all inventories had been valued on a first-in, first-out basis, they would have been lower by $9.3 million, $10.8 million and $.4 million at October 29, 1994, January 29, 1994 and October 30, 1993 respectively.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

       No material change has occurred in the litigation described in "Item 3:
Legal Proceedings" on pages 17 and 18 of the Company's Form 10-K for the year ended January 29, 1994.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         11.1*    Computation of Earnings Per Share.

         27.1*    Financial Data Schedules.


*   Exhibit filed with this Form 10-Q.

    (b)  Reports on Form 8-K:

         September 13, 1994      Summary information relating to the completion
                                 of both the private placement of $64.0 million of Subordinated Credit Card Notes Due 1999 and the Seventh Amendment to the Credit Agreement, dated as of September 13, 1994, among Broadway
                                 Stores, Inc., various financial institutions and General Electric Capital Corporation as agent for the lenders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BROADWAY STORES, INC.



Date  December 9, 1994           /s/  J.C. HAECKEL
      ----------------           ----------------------------------------
                                      J.C. Haeckel, Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial Officer)



Date  December 9, 1994           /s/  J.D. DAVIES
      ----------------           ----------------------------------------
                                      J.D. Davies, Vice President, Accounting
                                            (Principal Accounting Officer)