Form 10-K
period 1995-01-28
BROADWAY STORES INC
filed 1995-04-28
CIK 750217

================================================================================
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Fifty-two week period Ended January 28, 1995
                                                   Commission File Number 1-8765

                             BROADWAY STORES, INC.

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   No
                       -----    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [      ]

Aggregate market value of common stock held by non-affiliates of the registrant as of April 25, 1995: $140,285,090

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     X       No
                           ---------      ---------

Number of shares of common stock outstanding as of April 25, 1995:  45,975,974.

                      Documents Incorporated By Reference
                      -----------------------------------

Part III incorporates certain information by reference to the Company's Definitive Proxy Statement Relating to the Annual Meeting of Stockholders to be held on June 16, 1995.
================================================================================

                                     PART I

ITEM I. BUSINESS

                                    GENERAL

   Broadway Stores, Inc. (the "Company"), is one of the leading operators of department stores in California and the Southwestern United States. Organized in 1896, the Company currently operates 83 department stores under the names The Broadway, Emporium and Weinstocks with more than 15 million gross square feet of retail space. The Company's 41 Southern California stores generate approximately 50% of the Company's sales. Approximately 35% of the Company's sales are generated by its Emporium and Weinstocks stores located in Northern California. The remainder of the Company's sales are generated through stores located in Arizona, Nevada, Colorado and New Mexico. The Company's stores are generally situated in prime locations in popular malls and retail shopping centers.

   At the annual stockholders meeting on June 17, 1994, stockholders of the Company voted to change the name of the Company from Carter Hawley Hale Stores, Inc. to Broadway Stores, Inc. Management believes the new name more closely links the Company's corporate identity with its operations and that The Broadway stores, which comprise 52 of the Company's total 83 stores, has a long tradition as an important part of the California marketplace and enjoys strong customer loyalty. The corporate name change did not result in a change of the names of the Company's three chains on an operating level.

                             RECENT COMPANY HISTORY

Introduction

   During the last three years, the Company has implemented substantial operating and financial changes which have significantly reshaped both its business and capitalization.

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

   During his first two years, David Dworkin has changed the senior management of the Company, reduced the number of management layers and improved communication within the management team. In 1994, the senior management team was streamlined by eliminating three positions at the executive vice president level. Including David Dworkin, the executive management team now includes five senior managers with complementary skills who are equally committed to performance goals and strategies for which they are held mutually accountable.

   In addition to David Dworkin, the executive management team consists of Elayne Garofolo, Executive Vice President, Merchandising and Marketing; John Haeckel, Executive Vice President, Chief Financial Officer; Robert Lambert, Executive Vice President, Stores and Human Resources; and Robert Menar, Executive Vice President, Operations.

   During 1994, David Dworkin further decreased management layers and improved communication within the organization by implementing a new management structure whereby the Company's 83 stores are now clustered into groups of stores, known as hubs, with each hub being managed by one of the store managers within the group. By selecting top performing store managers to lead other stores within their hubs, David Dworkin has created centers of excellence driven by a hands-on, lead-by-example management team of proven performers.

   Store management teams have also been streamlined during 1994 through the implementation of a system of focused fourth quarter performance appraisals which resulted in the replacement and upgrade of certain store management positions.

Consolidation of Operations

   From April 1991 to April 1992, the Company consolidated its four separate divisions into one, which also permitted the closure of two warehouses in Northern California. In connection with the consolidation of store operations, the Company combined its proprietary credit and accounts payable operations into a single administrative center and also downsized its data processing operation. During the 1991 and 1992 bankruptcy proceedings, the Company negotiated significant reductions in its annual equipment and real estate lease
and common area charge payments.   In 1993, a major study to reduce
administrative costs was completed. See "Business Strategy -- Reduce Costs." Taken together, the consolidation and cost control programs have resulted in significant reduction of administrative expenses and allowed the savings to be reinvested in sales promotion and other value enhancing programs.

Restructured Balance Sheet

   During the bankruptcy proceedings, the Company significantly restructured its secured debt obligations by extending maturities and adjusting the prospective interest and principal payment terms for such debt. In addition to restructuring its secured and unsecured debt, the Company obtained a $50.0 million cash equity infusion and put in place a new Credit Facility and a new Receivables Based Facility. Also in connection with the Company's reorganization and recapitalization, Zell/Chilmark acquired approximately 70% of the Common Stock. As of April 25, 1995, Zell/Chilmark owned approximately 53.9% of the Company's outstanding Common Stock.

   After the October 8, 1992 emergence from bankruptcy, the Company successfully completed a public offering of Common Stock in July 1993 which raised net proceeds of approximately $147.5 million through the issuance of 11.45 million shares of stock, raised approximately $137.9 million from an issuance of 6 1/4% Convertible Senior Subordinated Notes in December 1993 and increased liquidity through the issuance of $64.0 million of asset backed notes in September 1994.

                               BUSINESS STRATEGY

Introduction

   David Dworkin and the executive management team are implementing a long-term plan to improve store sales productivity and profitability, reduce operating expenses and identify other opportunities to increase profitability. The Company's sales per gross square foot of $138 in 1993 and 1994 (excluding earthquake damaged stores), were significantly below the department store industry average and below the $150 per gross square foot achieved by the Company in fiscal 1989. Though the Company's operating profit margin (EBIT margin) improved to 3.1% of sales in 1994 from 1.6% of sales in 1993, the results are well below the department store industry average. Management believes opportunities exist to improve financial performance with the implementation of clear merchandising and operating strategies.

In mid-1993, the new management team developed a Mission Statement defining the Company's target customer, merchandising focus and store identity. Consistent with its Mission Statement, Management has developed specific strategies that are intended to improve merchandise offerings, remodel the stores, improve inventory management, refocus marketing efforts, improve the selling culture and reduce costs. Consistent with this strategy, the 1995 capital plan has targeted approximately $40.0 million in expenditures for remodeling, visual and fixture programs.

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

   . Improve Merchandise Profitability. The Company is increasing private-label products across the merchandise spectrum. The Company plans to double the penetration of its five private label brands, CC Courtenay, Separate Ellements, Taste of California, Points West and Bleu Cafe from 6% of retail sales in 1994 to 12% in 1995. These brands are directly targeted at our core customers and are positioned to deliver distinctive, quality products at prices that represent value to the customer. These brands differentiate merchandise assortments from that of our competition and have an expected higher margin performance than traditional branded goods. The Company is also offering exclusive brand name product offerings by exploiting a dramatically edited vendor base.

   . Ensure Merchandise Freshness. The Company is implementing plans to provide fresh merchandise by using a receipts-driven planning process (the retail equivalent of just-in-time) which will allow operation of the business with lower inventory levels, creating faster inventory turnover and obviating the need for excessive markdowns to move dated merchandise. New automatic replenishment programs that ensure stores are rarely, if ever, out-of-stock in basic and advertised merchandise are having a positive impact on sales, gross margin and cash flow. In 1994, inventory levels were reduced 9% in basic merchandise while sales have increased 6% in the same departments.

   . Anticipate Product Demand. The Company's Planner-Distributor organization is increasing manpower to emphasize the advance planning for customer requirements. The program will ensure better merchandise selection for seasonal and fashion merchandise.

Remodel Stores

   The Company has developed specific strategies to improve presentation of merchandise and to better communicate with its target customers. This past year management applied most of its $110.0 million capital budget to renovate more than 3.5 million square feet of retail space and thereby emphasize core merchandise categories. In 1995, the Company will continue to upgrade the environment of its stores, but it will delay the continuation of the massive renovation program initiated last year. While the California economy remains unsettled, management believes it is prudent to reduce disruption within the stores and take time to identify those elements of the renovation strategy which provided a substantial return on investment, as well as those that did not. Though no major renovations will be initiated this year, all projects continued from 1994 will be completed during 1995.

   This Spring the Company will open its first Home specialty store in Las Vegas, Nevada. Modeled after the Northridge Home Dome concept, this 52,000 square foot store will feature merchandise and services for the home and is expected to achieve annual sales in excess of $10.0 million.

   The Company has created a model store space distribution floor plan in concert with its merchandising strategy. This space redistribution/remodel plan has been implemented at three prototype stores at Northridge, Walnut Creek and Las Vegas.

Improve Inventory Management

   The Company is continuing its strategy to tailor merchandise assortments to its stores and develop more effective partnerships with its vendors. These actions have increased the freshness of merchandise assortments, are expected to improve store sales, increase inventory turnover and reduce markdowns.

   . Utilize Planner-Distributor Department. The Company's planner-distributor department ("PD Department") works closely with the Company's buying organization to improve the allocation and distribution of inventory to the Company's stores. The PD Department analyzes demographic and market research data, as well as data on customer buying patterns captured through the Company's proprietary credit card system, to tailor merchandise assortments for clusters of stores with similar marketing characteristics. Management believes the PD Department can provide the Company an advantage over large national department store chains with standardized merchandising. The tailoring of merchandise presents a particular marketing opportunity in California and the Southwest given the economic and ethnic diversity of these regions. See "Company Operations -
      - Merchandising and Planner-Distributor Organizations."

   . Reduction of Vendors. The Company has reduced the vendor base by 40%, with ongoing purchases concentrated in the remaining vendors. Management believes this reduction has increased the Company's importance to the remaining vendors.

   . Inventory Level Reduction/Focus on Receipt Flow and Gross Margin Return on Investment. The Company has increased vendor participation in its quick response inventory replenishment program to reduce purchase lead time, maintain a faster and more continuous merchandise flow and facilitate automatic replenishment of staple items. Automatic replenishment and cooperative supply arrangements enhance efficiency and have driven down both inventory levels and costs for brand merchandise. By coupling this approach to on-hand stock reduction with automatic markdown programs to clear-out slow moving items, Management will be able to simultaneously cut the investment in inventory and speed up the turnover of merchandise on the selling floor. Management intends to improve the efficiency of inventory through a focus on receipt flow, gross margin return on investment and timely markdowns. This focus has already resulted in an improvement in the aging of the Company's inventory with 93.1% of inventory aged 6 months or less at the end of 1994 compared to 90.2% last year.

Refocus Marketing Efforts

   The Company has focused its marketing efforts to create a research-based marketing strategy that is fully integrated with both the merchandising and store operation functions. To implement this strategy, the Company has created a customer database through the use of both proprietary internal information and externally available information which enables the Company to identify its customer base and to tailor its marketing and merchandising strategy to reach its core customer. The Company is using its market research to determine ways to communicate with the customer and enhance the shopping environment. Additionally, the Company is vigorously pursuing a strategy of marketing to the ethnically diverse population of California and the Southwest through the use of targeted marketing programs and bilingual sale associates, signage and advertising. The Company is redirecting its marketing to provide a more focused image and communicate the changes underway.

   In April 1994, the Company initiated the Club West frequent shopper program in cosmetics and fragrances. The program already includes over 700,000 customers and has been expanded to intimates and hosiery in 1995. In addition to stimulating repeat sales patterns, Club West is also designed to be an additional source for upgrading the Company's focused marketing information database.

Improve Store Selling Culture

   The Company is revitalizing its selling culture. This new customer-driven culture focuses on improving productivity by reallocating store personnel and providing an enhanced shopping environment. In order to accomplish these goals, the Company is recruiting talented store personnel, improving customer service and sales training, and redesigning the compensation structure to align more closely the sales associates' incentives with the customer service goals. In Spring 1995, the Company is testing a pilot program linking associate compensation to customer service standards, job competence, and quantitative measures of sales and productivity.

Reduce Costs

   The consolidation of operations to date has significantly reduced the Company's expense infrastructure. In September 1993, the Company completed a program designed to evaluate the importance and value of each of its areas of operation and identify duplicative and low value-added functions, potential staff reductions and other actions which improve efficiency. Implemented in 1993 and 1994, the cost reducing programs created substantial savings which were reinvested in promotional and other value enhancing activities. The executive management team is continuing to challenge the Company's expense structure and, with the help of third party consultants, will implement additional programs in 1995 that will improve the cost effectiveness of the Company's operational expense structure.

                               COMPANY OPERATIONS

Introduction

   The Company's stores operate under the names The Broadway, Emporium and Weinstocks. For efficiency purposes, all support functions are centralized. Management, marketing and sales promotion, merchandising and administrative functions (other than accounts payable and proprietary credit card operations, which are consolidated in Tempe, Arizona, and data processing operations, which are consolidated in Anaheim, California) are all located at the Company's corporate offices in Los Angeles, California.

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

   A significant number of the Company's Southern California stores suffered damage as a result of the major earthquake which affected that area on January 17, 1994. While most of the area stores were reopened within two weeks, four stores suffered extensive damage and required repair times ranging from 4 to 10 months. The Company maintains earthquake and business interruption insurance with standard deductible provisions that require the Company to incur an initial level of costs at each location subject to damage or interruption of business. In January 1994, the Company established a reserve of $65.4 million to cover costs of building and fixture repairs, inventory and business interruption losses, and other costs related to the earthquake. As of January 29, 1994, $17.1 million of the reserve had been utilized with the remainder being applied during fiscal 1994. In addition, a $50.4 million receivable was established for estimated insurance recoveries resulting in a $15.0 million non-recurring charge being recognized in 1993 for earthquake related losses in excess of estimated insurance proceeds. During 1994, $35.4 million in insurance payments have been received and an additional receivable of $10.0 million was established at year-end for anticipated recoveries for additional capital expenditures incurred on damaged stores. The $15.0 million non-recurring charge recognized in January 1994, in management's opinion, continues to be adequate to cover earthquake losses in excess of estimated insurance proceeds.

   During the past five years, one California Broadway store was opened and three stores were closed. In addition, one store was opened and one store was closed in Arizona. In January 1993, the Company closed three Weinstocks stores located in Utah. No Emporium stores were opened or closed in the past five years. The following table summarizes the number of stores opened and closed during the period July 30, 1989 through January 28, 1995 (excluding stores of the Thalhimers subsidiary, sold in December 1990).

                                                     Number of                     Number of
                                                    stores open                   stores open
                                                    at beginning  Stores  Stores    at end
                                                       period     opened  closed   of period
                                                    ------------  ------  ------  -----------
52-week period ended January 28, 1995.............       83         --      --         83
52-week period ended January 29, 1994.............       83         --      --         83
17-week period ended January 30, 1993.............       87         --       4         83
35-week period ended October 3, 1992..............       88         --       1         87
52-week period ended February 1, 1992.............       89         --       1         88
26-week transition period ended February 2, 1991..       89          1       1         89
53-week period ended August 4, 1990...............       88          1      --         89

   The Company intends to aggressively manage its portfolio of stores by identifying and closing, if necessary, underperforming stores, as well as identifying strategic opportunities to open new stores or sell existing stores. In this regard, the Company has announced that during 1995 it plans to open a home specialty store in Las Vegas, will close its San Jose Eastridge store, and will close the Mountain View clearance center. In addition, in response to several unsolicited offers and inquiries, the Company's Board of Directors, on April 20, 1995, approved a plan to explore the sale of its twelve non-California stores located in Arizona, Colorado, Nevada and New Mexico. The twelve stores generated $257.5 million in sales during fiscal 1994, representing 12.3% of the Company's total sales volume. Excluding these stores, total fiscal 1994 sales would have been $1.8 billion, a comparable-store sales gain of 3.1% over fiscal 1993.

   Average sales per gross square foot were $138 in 1993 and 1994 (excluding earthquake stores). Excluding automotive center sales for both periods the average sales per square foot were $140 in 1993 and 1994. The collective average sales per square foot for stores outside of California were not significantly different than the collective average for California stores.

Properties

   The location, year of opening, approximate gross square footage, initial lease or current renewal option expiration date (or a notation that a store is owned by the Company), and, for leased stores with additional renewal option periods, the final renewal option expiration date, in each case as of April 25, 1995, are set forth below. All stores listed are in California unless otherwise noted.

                                                                      Approximate
                                                                        Gross               Lease
                                                             Year       Square            Expiration
Name                                    Location            Opened     Footage             Date(1)
- -----------------------------  --------------------------  ---------  ----------  ------------------------
The Broadway
(California Stores)
Baldwin Hills                  Los Angeles                    1947      213,500         Owned-2042(2)
Panorama City                  Panorama City                  1955      217,000             Owned
Los Altos Center               Long Beach                     1956      147,000             Owned
Del Amo                        Torrance                       1959      220,500             Owned
Whittwood Mall                 Whittier                       1961      141,000           2006/2021
Grossmont Shopping Center      La Mesa                        1961      158,000              2015
West Covina Fashion Plaza      West Covina                    1962      142,000             Owned
Chula Vista Center             Chula Vista                    1962      201,500             Owned
Buena Ventura Plaza            Ventura                        1963      157,500           2016/2060
Topanga Plaza                  Canoga Park                    1964      170,000             Owned
Century City                   Los Angeles                    1964      234,000           1995/2055
Stonewood Shopping Center      Downey                         1965      160,000         Owned-2051(2)
Huntington Center              Huntington Beach               1965      160,000           1996/2064
Inland Center                  San Bernardino                 1966      150,000             Owned
Valley Plaza                   Bakersfield                    1967      150,000           1998/2065
Fashion Island                 Newport Beach                  1967      178,500      Owned-2003/2063(2)
Montclair Plaza                Montclair                      1968      150,500             Owned
Fashion Valley                 San Diego                      1969      183,000      Owned-2005/2068(2)
Tyler Mall                     Riverside                      1970      163,000           2001/2045
Mall of Orange                 Orange                         1971      165,500      Owned-2007/2067(2)
Cerritos Center                Cerritos                       1971      183,000           2002/2062
Northridge Fashion Center      Northridge                     1971      183,000           2002/2062
Plaza                          Los Angeles                    1973      262,000           2010/2070
Puente Hills                   City of Industry               1974      161,500           2004/2067
Santa Anita                    Arcadia                        1974      197,500           2009/2038
Laguna Hills                   Laguna Hills                   1975      165,000    2006/2050-2014/2072(3)
Fox Hills                      Culver City                    1975      197,000           2005/2070
Glendale Galleria              Glendale                       1976      191,000      Owned-2031/2051(2)
Hawthorne Plaza                Hawthorne                      1977      164,000           2007/2040
Sherman Oaks Fashion Square    Sherman Oaks                   1977      187,500             Owned
La Jolla                       San Diego                      1977      159,500             Owned
The Oaks                       Thousand Oaks                  1978      162,000             Owned
Brea                           Brea                           1978      154,500           2008/2041
Plaza Camino Real              Carlsbad                       1979      155,500           2011/2039
Pasadena Plaza                 Pasadena                       1980      158,500           2010/2045
Santa Monica Place             Santa Monica                   1980      154,000           2012/2040
La Cienega                     Los Angeles                    1982      162,500           2017/2027
Horton Plaza                   San Diego                      1985      135,000           2020/2060
North County Fair              Escondido                      1986      151,500      Owned-2022/2041(2)
South Coast Plaza              Costa Mesa                     1986      206,500           2021/2051
Paseo Nuevo                    Santa Barbara                  1990      143,000         Owned-2064(2)
                                                                      ---------
  Total Stores = 41            Total Gross Square Footage             7,096,500
                                                                      ---------


                                                                              Approximate
                                                                                Gross
                                                                     Year       Square               Lease
Name                                        Location                Opened      Footage       Expiration Date(1)
- -------------------------------  -------------------------------  ----------  -----------  -------------------------
The Broadway - Continued
(Non-California Stores)
Boulevard                        Las Vegas, Nevada                    1966        177,500            Owned
Biltmore Fashion Park            Phoenix, Arizona                     1968        152,500          2000/2043
Los Arcos                        Scottsdale, Arizona                  1969        165,500            Owned
Metrocenter                      Phoenix, Arizona                     1973        161,000          2005/2070
Park Mall                        Tucson, Arizona                      1974        161,500          2005/2050
Coronado Center                  Albuquerque, New Mexico              1976        162,500          2006/2057
Meadows                          Las Vegas, Nevada                    1978        158,000          2008/2041
Fiesta Mall/(4)/                 Mesa, Arizona                        1979        137,900          2010/2040
Tucson Mall                      Tucson, Arizona                      1982        137,500     Owned-2017/2076(2)
Westminster                      Westminster, Colorado                1986        135,000            Owned
Paradise Valley                  Paradise Valley, Arizona             1991        183,500            Owned
                                                                               ----------
  Total Stores = 11              Total Gross Square Footage                     1,732,400
                                                                               ----------
Emporium
(California Stores)
Downtown/(4)/                    San Francisco                        1896        428,700           Owned
Oakland                          Oakland                              1929        380,400           Owned
Stonestown                       San Francisco                        1952        287,000           Owned
Walnut Creek                     Walnut Creek                         1954        187,000         2005/2035
Stanford                         Palo  Alto                           1956        231,000    Owned-2004/2053(2)
Valley Fair                      Santa Clara                          1957        259,000           Owned
El Cerrito                       El Cerrito                           1957        237,500           Owned
Hillsdale                        San Mateo                            1962        220,500    Owned-2012/2061(2)
Marin                            San Rafael                           1964        268,500  2012/2061-2012/2061(3)
Santa Rosa                       Santa Rosa                           1966        213,500         2002/2062
Almaden                          San Jose                             1968        216,500         2015/2064
Mt. View                         Mt. View                             1970        207,000           1995
Northridge                       Salinas                              1972        179,000       Owned-2071(2)
Tanforan                         San Bruno                            1972        199,500         2003/2063
Hilltop                          Richmond                             1976        203,500         2006/2066
Eastridge                        San Jose                             1978        180,000         2006/2046
Stoneridge                       Pleasanton                           1980        172,000         2012/2040
Sun Valley                       Concord                              1981        181,000  2006/2046-2014/2061(3)
Solano                           Fairfield                            1983        150,000           Owned
Southland Mall                   Hayward                              1983        178,500         2007/2027
Vallco                           Cupertino                            1984        181,000    Owned-2001/2061(2)
Newpark                          Newpark                              1987        182,000           Owned
                                                                               ----------
  Total Stores = 22              Total Gross Square Footage                     4,943,100
                                                                               ----------
Weinstocks
(California Stores Except for
    Reno, Nevada Store)
Country Club Plaza               Sacramento                           1961        162,500           Owned
Arden Fair                       Sacramento                           1961        190,900           Owned
Stockton                         Stockton                             1966        130,500    Owned-1997/2057(2)
Reno                             Reno, Nevada                         1967        150,000         1998/2066
Florin                           Sacramento                           1967        150,000           Owned
Fresno                           Fresno                               1970        163,000         2006/2067
Sunrise                          Sacramento                           1972        163,000         2003/2066
Modesto                          Modesto                              1977        161,500         2007/2040
Downtown Plaza                   Sacramento                           1979        163,900         2011/2039
                                                                               ----------
  Total Stores = 9               Total Gross Square Footage                     1,435,300
                                                                               ----------
  Grand Total Stores = 83        Total Gross Square Footage/(5)/               15,207,300
                                                                               ==========

(1) Initial lease or current renewal option expiration date and, for stores with additional renewal periods, the final renewal option expiration date, respectively.
(2) Owned building subject to ground lease expiring in the years indicated.
(3) Building and ground lease expiration dates, respectively.
(4) Excludes approximately 96,800 square foot of unused divisional office space at two locations.
(5) Includes approximately 200,000 square foot relating to automotive centers.

Other Facilities

   The Company operates distribution facilities in Los Angeles and Union City, California, and Tempe, Arizona. Information services and data processing support are centralized in a facility located in Anaheim, California. Credit card and accounts payable administrative functions are provided from an administrative center located in Tempe, Arizona. All management, marketing and sales promotion, distribution networks, merchandising departments, and support functions are located at the corporate offices in Los Angeles.

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

   The $60.0 million of 1993 capital expenditures emphasized "quick wins" designed to make minor adjustments in selling space allocation and store appearance. The $109.7 million of 1994 capital expenditures targeted 3.5 million square foot of selling space at one-third of the Company's stores with more extensive remodels and the development of a prototype "new concept" sales layout in its Northridge, Walnut Creek and Las Vegas stores.

   The $40.0 million planned for 1995 capital expenditures will include completion of 1994 projects, the new Las Vegas Home specialty store, and other value enhancing projects. During 1995, management will complete an assessment of the effectiveness of the previous capital expenditures in order to chart a well thought out approach to continue modernizing the stores.

Merchandise Assortment

   The Company's stores carry a broad merchandise assortment of apparel, shoes, cosmetics, accessories and home products such as tabletop and housewares, domestic items, furniture and floor coverings and electronics. The Company is placing more emphasis on women's and men's apparel and accessories, cosmetics, women's shoes and home goods (such as tabletop and housewares and domestic items), which constitute the Company's core merchandise categories. See "Business Strategy -- Improve Merchandise Offerings."

   In May 1994, the shoe department was converted into an owned department from a stand-alone department leased to outside vendors. As an owned department, the merchandise assortment has been updated from a traditional dress-up emphasis to a more casual style, reflecting changing customer preferences and a product mix consistent with other apparel merchandise assortments.

   Other leased departments, which currently represent approximately 4% of annual sales, include jewelry, beauty shops, travel and other specialty offerings. In connection with the refocusing of the Company's merchandise assortments, the Company intends to carefully review the merchandise offerings of its leased-space vendors to ensure that they appeal to the Company's target customers and are consistent in terms of price, quality, assortment and fashion with the Company's merchandise offerings in its other departments.

Consolidation of Operations

   The Company has undertaken a significant series of programs over the past few years to consolidate its operating divisions and reduce its expenses. In the Fall of 1990, the Company sold Thalhimers, its only East Coast retailing subsidiary. As of January 1991, the Company operated its stores through four separate divisions, each with separate management, administrative, marketing and sales promotion functions. In April of 1991, the Company consolidated its Weinstocks and Emporium divisions. In January of 1992, the Company consolidated the Broadway-Southwest division into the Broadway-Southern California division. Finally, in April of 1992, the Company consolidated its Emporium-Weinstocks division into its Broadway division, forming a single operating unit based in Southern California.

   With the consolidation of the Company's store operations, the Company then consolidated its proprietary credit card and accounts payable operations into a single administrative center located in Tempe, Arizona. In addition, the Company has downsized its Anaheim, California data processing operation, reducing employment by approximately one-third. The consolidation of its operating divisions described above also reduced the requirements for separate distribution and warehouse facilities, permitting the closure of two warehouses in the San Francisco and Sacramento areas. As of April 1993, the Company began operating its Broadway Southern California and Broadway Southwest stores jointly under the name "The Broadway".

   On June 17, 1994, at the Company's annual meeting, shareholders voted to change the Company's name from Carter Hawley Hale Stores, Inc. to Broadway Stores, Inc. in order to more closely identify the Company with its operations. Accordingly, on June 20, 1994, Company common stock began trading on the New York Stock Exchange under the symbol "BWY".

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

   In conjunction with the consolidation of the Company's operating divisions in 1992, the Company established the PD Department to work closely with its buying organization and improve the allocation and distribution of inventory to the Company's stores. The PD Department synthesizes demographic and market research along with data on current sales performance for each market served by the Company. Using this information, the PD Department works closely with the buyers in the Company's merchandising department to determine the appropriate merchandise mix for each store, specifying the appropriate styles, colors and sizes to be provided, the timing for delivery and the quantity of goods to be delivered. In determining the merchandise mix for a particular store, the PD Department takes into account local differences in lifestyle and ethnic background, seasonal differences and other factors.

Management Information System

   Management believes that its internally developed MIS System is competitive and cost effective compared with other industry software solutions. The systems capability will play an important role in the Company's implementation of its business strategy. The MIS System provides detailed information that enables Management to monitor the effectiveness of merchandise strategies, improve merchandise assortments and reduce inventory costs. The MIS System capability fully supports its efforts with vendors to shorten lead times and manage the level of merchandise shipments received based on most recent sales trends.

   The Company's information services facility provides data processing, systems development and communication services to all of the Company's stores, headquarters and distribution and support facilities. The MIS System provides fully integrated voice and data communication links to its point-of-sale terminals, computer systems and telephone system. The system currently provides sophisticated inventory tracking and control for more than 800,000 stock-keeping units and has the capacity to track 2 million units. The system also provides automatic inventory replenishment of selected inventory items using computer-generated purchase orders, and links the Company with more than 500 vendors through an interactive electronic communications network. In addition, the MIS System's price management system allows daily updating of merchandise prices (either store-by-store or Company-wide) and provides on-line price-lookup capability at the point-of-sale register. All of the major components of the MIS System are protected from major systems failures through the MIS System's architecture, as well as through an arrangement with a leading provider of back-up information systems. Management believes that the Company's MIS System will continue to play a central role in the execution of the Company's merchandising strategy and the ongoing containment of inventory and operating costs.

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

Employees

   As of January 28, 1995, the Company employed approximately 23,000 associates, of whom approximately one-half were employed on a full-time basis. Subject to seasonal increases in the number of sales associates during the holiday season, the number of part-time employees varies according to seasonal needs. The Company has union contracts covering approximately three and one-quarter percent of the associates of the Company, primarily in two Emporium stores located in San Francisco. The Company believes that it has good relations with its associates.

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

Proprietary Credit Card Operations

   Customers may purchase merchandise at any of the Company's stores for cash, with certain common third-party credit or charge cards, or on credit in accordance with revolving credit account terms provided by the Company through its own proprietary credit card operations. In addition to providing a source of credit that customers may use to make purchases, the Company proprietary card programs generate a significant body of marketing data related to customers' tastes and buying patterns. Demographic and purchasing information available as a result of the proprietary credit card program provides Management with a valuable tool to analyze customer demographics and shopping patterns. The Company uses this information to provide specific customers with information about merchandise or events that would be of particular interest to them based on their historical shopping patterns.

   In the year ended January 28, 1995 proprietary credit card sales accounted for 49.0 percent of gross sales. In recent years, the Company's proprietary credit card sales have declined while third-party credit card sales have been increasing. The Company believes that this is due to the broader utility of third-party credit and stronger marketing and expanded availability of third-party credit. The Company continually evaluates the effectiveness of various credit-promotion programs to maximize proprietary credit card sales volume consistent with the Company's credit standards. For example, the Company has developed a preferred proprietary credit card. Under this preferred credit card program, customers are offered special incentives designed to stimulate proprietary credit card purchases.

   Effective October 1993, changes in the terms of the Company's revolving charge accounts reduced the minimum monthly payment requirement on the short-term accounts from 10% of the outstanding balance to 5%. Concurrently, the long-term Homemaker account balances were consolidated into the short-term accounts. This change in terms has resulted in increased customer receivable balances outstanding and corresponding finance charge revenue gains. Average accounts receivable balances increased to $568.5 million in fiscal 1994 compared to $520.7 million and $532.6 million in fiscal 1993 and 1992, respectively. Accordingly, finance charge revenue increased to $91.3 million in fiscal 1994 compared to $81.4 million and $82.6 million in 1993 and 1992, respectively.

   The following tables reflect selected proprietary credit operations data:

                                                            Average
                      Number of                          Credit Balance
                     Statements   Number of Days Credit   per Statement
      As of            Mailed       Sales Outstanding        Mailed
- ------------------  ------------  ---------------------  --------------
January 28, 1995..   2,011,000            177                 $301
January 29, 1994..   2,074,000            148                  264
January 30, 1993..   2,012,000            138                  266

   Seasonal customer purchasing in November and December produce an increase in credit purchases. As a result, customer receivable balances outstanding and the number of accounts with unpaid balances normally reach their highest levels in the months of December and January.

   Customer receivables are generally written-off when the aggregate of payments made in the last six months is less than one full scheduled monthly payment, or when it is otherwise determined that the account is uncollectible. Proprietary credit card sales, net write-offs with respect thereto, and customer receivable balances for the period indicated were as follows (excluding Thalhimers' data):

                                             Proprietary
                                         Credit Card Sales               Net Write-Offs
                                 ----------------------------------  ----------------------     Total
                                                       % of                      % of         Customer
Fiscal Year Ended                    Amount      Gross Sales/(1)/    Amount   Credit Sales   Receivables
- -------------------------------  --------------  ------------------  -------  -------------  -----------
                                                         (dollar amounts in thousands)
January 28, 1995...............      $1,115,718         49.0%        $24,615       2.2%         $635,905
January 29, 1994...............       1,183,002         51.7          29,621       2.5           578,308
January 30, 1993...............       1,222,205         52.3          36,687       3.0           580,542
February 1, 1992...............       1,252,843         53.8          38,503       3.1           598,562
February 2, 1991
 (26 weeks ended)..............         812,424         56.3          17,719       2.2           673,478
August 4, 1990.................       1,497,508         56.7          35,186       2.3           589,705

(1) Proprietary credit card sales as a percent of total sales inclusive of related sales tax receipts.

   Current year write-offs at 2.2% of credit sales improved from 2.5% for the 52 week period ended January 29, 1994, reflecting improved collections and the effect of easing minimum payment requirements. The allowance for doubtful accounts has been kept at 3.0% of customer receivables in anticipation of the impact of the 1993 terms change on future write-off experience.

   The Company's proprietary credit cards are subject to federal and state regulation, including consumer protection laws, that impose restrictions on the making and collection of consumer loans and on other aspects of credit card operations. Although there are no current changes in process which would negatively impact credit operations, there can be no assurance that the existing laws and regulations will not be amended, or that new laws or regulations will not be adopted, in a manner that could adversely affect the Company's proprietary credit card operations.

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

   As of the Emergence Date, the existing debtor-in-possession working capital facility and the receivables based financing arrangement were replaced with new facilities, the Credit Facility and the Receivables Facility. Subject to collateral limitations, the new facilities provide for up to $225.0 million under the Credit Facility and up to $575.0 million to finance the Company's proprietary credit card receivables portfolio.

   For information related to the financial obligations of the Company, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       EXECUTIVE OFFICERS OF THE COMPANY

   The following is a list of names and ages of all of the current executive officers of the Company indicating all positions and offices with the Company held by each such person, each such person's principal occupations or employment during the past five years, and the expiration of each such person's term of office.

                                                                               Term
Name                  Age                    Office                       Expiration /(1)/
- --------------------  ---  -------------------------------------------  -------------------
David L. Dworkin       51  President, Chief Executive Officer
                            and Director..............................       March 23, 1996
Elayne M. Garofolo..   48  Executive Vice President, Merchandising and
                            Marketing.................................         May 23, 1996
John C. Haeckel.....   36  Executive Vice President,
                            Chief Financial Officer...................        April 3, 1997
Robert J. Lambert...   41  Executive Vice President, Stores and Human
                            Resources.................................     December 1, 1996
Robert M. Menar.....   57  Executive Vice President, Operations.......        July 20, 1995
Marc E. Bercoon.....   34  Senior Vice President, General Counsel
                            and Secretary.............................             (2)

(1) The Company has entered into employment contracts with these individuals with the term expirations indicated.
(2) Marc Bercoon serves at the pleasure of the Board of Directors.

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

   Elayne M. Garofolo was promoted to Executive Vice President, Merchandising and Marketing in January 1995. She joined the Company in May 1993. From 1991 to 1993, she served as Senior Vice President, Communications and Image of GFT USA Corp. From 1981 to 1990, she served as Senior Vice President of Marketing and Sales Promotion of Bonwit Teller, Inc.

   John C. Haeckel was appointed Executive Vice President and Chief Financial Officer in April 1994. From 1984 to March 1994 he was with Chilmark Partners, a merchant banking firm, serving as a general partner from 1987. Since October 1993, while still with Chilmark Partners, he served the Company as a consultant on financial matters. Chilmark Partners has an interest in the Zell/Chilmark Fund, L.P. which owns 53.9% of the Company's outstanding common stock as of April 25, 1995.

   Robert J. Lambert was promoted to Executive Vice President, Stores and Human Resources in January 1995. He joined the Company as Executive Vice President, Human Resources in January 1994. From 1990 to 1993 he served as chief human resources officer at The Stride Rite Corporation and from 1981 to 1990 he was with Pepsico Inc., most recently as director of personnel resources - Pepsico West.

   Robert M. Menar was appointed Executive Vice President, Operations in October 1993. Prior to that time, he served in various positions since joining the Company in 1978, most recently serving as Senior Vice President, Information Services.

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

ITEM 2.  PROPERTIES
- -------  ----------

   As of January 28, 1995, 25 of the Company's stores were owned, 14 were owned subject to ground leases and 44 were leased. Three of these leased stores are subject to separate ground and improvement leases. As of January 28, 1995, the total annual base rent due under the store leases is approximately $21.3 million. In addition to the base monthly rent, the Company is obligated under many of the leases, or under related agreements discussed below, for a portion of common area maintenance charges and real property taxes. Further, the Company is lessee under eleven other leases relating to various offices, distribution facilities, and parking facilities. As of January 28, 1995, the total annual base rent due under these additional leases is approximately $1.5 million. Leases are generally for periods of up to 30 years, with renewal options for substantial periods. Such leases are generally at fixed rental rates, except that certain leases provide for additional rental payments based on sales in excess of predetermined levels.

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

   At January 28, 1995, the square footage used in the Company's operations was as follows:

                                                           Owned
                                                         subject to
                                               Owned    ground lease   Leased      Total
                                             ---------  ------------  ---------  ----------
Stores.....................................  4,997,000     2,465,500  7,744,800  15,207,300
Distribution centers and other facilities..  2,240,000         --       108,500   2,348,500

   Thirty-two of the Company's stores and the Company's corporate offices and distribution center are encumbered by deeds of trust in favor of the Company's largest secured creditor. An additional twelve of the Company's stores and facilities are encumbered by deeds of trust in favor of certain banks under the Company's loan agreements with such banks. One other store and two non-store facilities are encumbered under individual mortgage agreements with other lenders.

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

   Pursuant to the POR, the Company is required to distribute .046 shares of Common Stock for each $1.00 of allowed general unsecured claims. The POR estimated the total amount of such claims to be approximately $600.0 million, against which the Company reserved 27.6 million shares of Common Stock. As of January 28, 1995, approximately $28.6 million of disputed claims remained outstanding. Management believes such claims will ultimately be allowed upon settlement or litigation for approximately $10.0 million, for which the Company has reserved approximately .8 million shares. Management believes that reserved shares of Common Stock will be sufficient to meet the Company's obligations to such claim holders. If all disputed claims were allowed in full, such claim holders would be entitled to a total of 1.3 million shares of Common Stock, compared to the .8 million shares reserved, resulting in a dilution to holders of outstanding Common Stock of approximately 1%. Management regularly evaluates the status of remaining disputed claims and claim settlement experience and accordingly would adjust its estimate of the number of shares to be reserved for issuance with respect to such claims if necessary. In addition, the Company has reserved approximately 0.2 million shares for preconfirmation stockholders of the Company who have not yet claimed the distribution of Common Stock to which they were entitled under the POR. The total of 1.0 million shares of Common Stock still issuable under the POR is included in the Company's calculation of its outstanding Common Stock. In addition, 0.1 million Warrants remain issuable to certain preconfirmation stockholders pursuant to the POR. There are no contractual restrictions on the resale of these securities. Such securities may be sold into a public market without restriction at any time, potentially resulting in an adverse effect on the market for, or the market price of the Common Stock.

   The Company is engaged in an ongoing effort to resolve the remaining disputed claims. Because of the disputed nature of these claims and the delays associated with litigation, management anticipates that the settlement of these claims is likely to occur over an extended period of time.

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

   Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

   (a) Information with respect to the principal market on which the Company's Common Stock is traded and the range of high and low closing market prices for the following periods during the past two fiscal years are set forth in the table below:

                         CLOSING MARKET PRICE RANGES OF
                                  COMMON STOCK

Common Stock                                        High          Low
                                                   -------      -------
13 weeks ended January 28, 1995................... $12 1/8      $ 5 1/8
13 weeks ended October 29, 1994...................  12 1/4         10
13 weeks ended July 30, 1994......................  11 3/4        8 1/4
13 weeks ended April 30, 1994.....................  13 1/8        9 1/8

13 weeks ended January 29, 1994................... $14 3/4      $ 8 1/2
13 weeks ended October 30, 1993...................    16         12 7/8
13 weeks ended July 31, 1993......................  17 3/8       12 3/8
13 weeks ended May 1, 1993........................  12 3/4        9 1/2

   The New York Stock Exchange is the principal market on which the Company's Common Stock is traded.

   (b) There were 18,417 holders of record of shares of Common Stock of the Company as of April 25, 1995.

   (c) The Company did not declare dividends during the fiscal years ended January 28, 1995 and January 29, 1994. In addition, the Company's credit agreement with GE Capital (the "GE Credit Agreement") and the Company's settlement agreement with BofA, as agent for the Banks (the "BOA Settlement Agreement") prohibit the Company from paying dividends to stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

   A five-year summary of certain financial information about the Company is presented in the following table:


FIVE YEAR FINANCIAL SUMMARY

                                                                             Period Ended
                                      ------------------------------------------------------------------------------------------
                                        January 28,   January 29,     January 30,     February 1,    February 2,    August 4,
(Dollar amounts in thousands,             1995           1994            1993            1992         1991/(1)/       1990
except per share data)                 (52 weeks)     (52 weeks)      (52 weeks)     (52 weeks)     (26 weeks)     (53 weeks)
- --------------------------------------------------------------------------------------------------------------------------------
Earnings Data
 Sales..............................    $2,086,804      $2,092,681      $2,137,847     $2,127,917     $1,318,565     $2,857,819
 Percent increase (decrease)
  from prior year...................        (0.3%)          (2.1%)           0.5%       (9.4%)/(2)/    (4.5%)/(2)/         2.5%
 Finance charge revenue.............        91,330          81,438          82,642         93,992         49,262        125,036
 Cost of goods sold, including
  occupancy & buying costs..........     1,560,035       1,589,077       1,587,979      1,591,770        991,140      2,098,382
 Selling, general and
  administrative expenses...........       554,405         551,098         561,610        559,886        335,381        729,578
 Charge for non-recurring
  costs.............................                        45,000
 Provision for consolidation
  programs..........................                                                                      47,000
 Gain on sale of Thalhimers.........                                                                     (30,000)
 Other expense/(3)/.................                                                                                      4,831
 Interest expense, net..............       100,904          84,864          89,808        102,288         71,046        161,534
                                        ----------      ----------      ----------     ----------     ----------     ----------
 Loss from continuing
  operations before reorgani-
  zation costs and income
  taxes.............................       (37,210)        (95,920)        (18,908)       (32,035)       (46,740)       (11,470)
 Reorganization income (costs)......                                       884,131       (138,057)       (40,000)
                                        ----------      ----------      ----------     ----------     ----------     ----------
 Pretax earnings (loss) from
  continuing operations.............       (37,210)        (95,920)        865,223       (170,092)       (86,740)       (11,470)
 Income tax benefit (expense).......          (150)                         (9,800)                       13,200          2,000
                                        ----------      ----------      ----------     ----------     ----------     ----------
 Earnings (loss) from
  continuing operations.............       (37,360)        (95,920)        855,423       (170,092)       (73,540)        (9,470)
 Extraordinary income (costs)
  and changes in accounting/(4)/....                                       323,220        (46,894)       (14,070)       (16,500)
                                        ----------      ----------      ----------     ----------     ----------     ----------
 Net earnings (loss)................    $  (37,360)     $  (95,920)     $1,178,643     $ (216,986)    $  (87,610)    $  (25,970)
                                        ==========      ==========      ==========     ==========     ==========     ==========
 Loss per common share/(5)/.........    $     (.80)         $(2.30)
                                        ==========      ==========

Other Data
 Capital expenditures...............    $  109,726      $   59,957      $   38,242     $   34,850     $   37,989     $   83,220
 Depreciation and amortization......        42,951          33,987          38,540         43,636         21,836         50,995

Period End Data
 Working capital....................       863,137         739,810         701,478        628,270        978,082        843,414
 Total assets.......................     2,127,076       1,934,147       1,912,902      1,667,662      1,755,421      2,045,194
 Liabilities subject to settlement
  under reorganization
  proceedings.......................                                                      598,321        598,650
 Receivables based financing........       573,138         332,182         467,577        489,254        633,798        678,646
 Other secured long-term debt
  and capital lease obligations.....       564,041         561,954         563,216        508,429        515,290        939,797
 Convertible subordinated notes.....       143,750         143,750
 Common stock and other  share-
  holders' equity (deficit).........       385,652         413,717         374,761       (508,476)      (272,627)      (193,820)
 Common shares outstanding
  (in thousands)....................        46,941/(6)/     46,814/(6)/     35,200/(6)/    30,349         30,369         29,848
   Number of stores.................            83              83              83             88             89            115

(1) Effective as of February 2, 1991, the Company changed its fiscal year end from the Saturday closest to July 31 of each year to the Saturday closest to January 31 of each year.

(2) Sales decrease on a comparative period basis, excluding from the prior year period sales of the Thalhimers subsidiary, which was sold during the fall of 1990.

(3) Includes gains on asset sales of $7.3 million and costs of the buying office closure of $12.1 million.

(4) Fiscal 1992 includes a $304.4 million gain on debt discharge and $18.8 million of income from a change in accounting for income taxes. The 1991 52 week period includes a $30.0 million charge for a change in accounting for post-retirement medical benefits and $16.9 million of costs relating to early retirements of debt. The 26 week transition period ended February 2, 1991 includes $14.1 million of costs relating to the early retirement of debt. Fiscal 1990 includes a $16.5 million extraordinary charge for the uninsured loss associated with the October 1989 San Francisco earthquake.

(5) Earnings per common share were $.65 for the seventeen weeks ended January 30, 1993. Per share data for periods prior to the Emergence Date have been omitted as these amounts do not reflect the current capital structure.

(6) Includes 35.0 million shares of Common Stock expected to be issued in accordance with the POR. As of January 28, 1995, 1.0 million of these shares remain to be issued.

   The following table sets forth the consolidated capitalization and short-term debt of the Company and its consolidated subsidiaries at January 28, 1995 (dollar amounts in thousands):

   NOTES PAYABLE AND CURRENT INSTALLMENTS
     Credit Facility.................................................                              $   11,740
     Current portion of long-term secured debt.......................                                   3,607
     Current portion of capital lease obligations....................                                   3,143
                                                                                                   ----------
      TOTAL NOTES PAYABLE AND CURRENT INSTALLMENTS...................                              $   18,490
                                                                                                   ==========

   LONG-TERM SENIOR DEBT
     Receivables Based Financing
      Receivables Facility/(1)/......................................                              $  509,138
      Notes subordinated to the Receivables Facility
       7.55 percent subordinated notes due 1999/(2)/.................                                  38,000
       11.0 percent subordinated notes due 1999/(2)/.................                                  26,000
                                                                                                   ----------
      Total Receivables Based Financing..............................                                 573,138
                                                                                                   ----------

     Other Long-Term Secured Debt
      Term loans due in 1999 (6.75 percent at January 28, 1995)......                                  89,663
      9.0 percent notes due 1997-2002................................                                  77,150
      9.9 percent notes due 1995-2010................................                                   9,859
      10.67 percent notes due 1997-2002..............................                                 344,000
      Other notes (8.25 percent to 9.9 percent)......................                                   5,452
                                                                                                   ----------
       Total secured debt............................................                                 526,124
       Less current portion of other secured long-term debt..........                                  (3,607)
                                                                                                   ----------
       Total long-term portion of other secured long-term debt.......                                 522,517
                                                                                                   ----------
      TOTAL LONG-TERM SENIOR DEBT....................................                               1,095,655
                                                                                                   ----------

   CAPITAL LEASE OBLIGATIONS (excluding current maturities of
     $3,143).........................................................                                  41,524
                                                                                                   ----------

   6.25 PERCENT CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2000/(3)/..                                 143,750
                                                                                                   ----------

   SHAREHOLDERS' EQUITY
     Preferred Stock -- 25 million $.01 par value shares authorized;
      .8 million shares outstanding/(4)/.............................                                       8
     Common Stock--100 million $.01 par value shares authorized;
      46.9 million shares outstanding/(5)/...........................                                     469
     Other Paid-in Capital...........................................                                 502,039
     SFAS 87 Adjustment..............................................                                  (6,304)
     Total Accumulated Deficit.......................................                                (110,560)
                                                                                                   ----------
               TOTAL SHAREHOLDERS' EQUITY............................                                 385,652
                                                                                                   ----------

   TOTAL CAPITALIZATION..............................................                              $1,666,581
                                                                                                   ==========

(1) The Company funds its credit card activities through the Receivables Securitization Facility, which provides for a special purpose corporation, whose accounts are consolidated into the Company, to purchase the Company's proprietary credit card receivables and to pay for these interests through the issuance of up to $575.0 million in commercial paper. The securitization program is currently scheduled to mature on October 8, 1996.
(2) The subordinated notes are redeemable at the option of the Company, in whole or in part, on each interest payment date and on October 8, 1996 at a redemption price encompassing principal, accrued and unpaid interest, and a make-whole premium.
(3) The notes are convertible at the option of the holder at a conversion price of $12.19, subject to adjustment. The notes are redeemable at the option of the Company on or after December 31, 1998.
(4) Preferred Stock outstanding includes approximately .1 million shares reserved for issuance to certain prepetition creditors or preconfirmation stockholders pursuant to the Company's POR.
(5) Based on the number of shares of Common Stock outstanding as of January 28, 1995. Includes approximately 1.0 million shares of Common Stock reserved for issuance or otherwise issuable to certain prepetition creditors or preconfirmation stockholders pursuant to the Company's POR. Also includes: (i) .2 million shares for options exercised out of the 5.9 million shares reserved for issuance under the 1992 Stock Incentive Plan, as amended (of which options with respect to 2.4 million shares of Common Stock are outstanding and immediately exercisable at prices of between $9.125 and $14.00 per share); (ii) .5 million shares held by the Company's 401(k) Savings and Investment Plan out of the 1.5 million shares reserved for the plan; and (iii) no shares out of the 2.5 million shares issuable at $17.00 per share upon exercise of Warrants issued or issuable pursuant to the POR. Warrants to purchase 1.6 million of such shares are currently outstanding; Warrants to purchase .9 million shares are issuable upon surrender of outstanding Series A Exchangeable Preferred Stock (the "Preferred Stock") for exchange; and Warrants for .1 million shares remain issuable to certain preconfirmation stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   The discussion of results of operations that follows is based upon the Company's consolidated financial statements set forth on pages 36-55. The discussion of liquidity and capital resources is based upon the Company's current financial position. Upon emergence from bankruptcy, the Company adopted the principles of fresh start reporting (as defined in the Summary of Significant Accounting Policies) as of October 3, 1992 (the "Effective Date") to reflect the impact of the reorganization. As a result of the application of fresh start reporting, the financial condition and results of operations of the Company for dates and periods subsequent to the Effective Date are not necessarily comparable to those prior to the Effective Date.

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

   The following table summarizes the results for the three years ended January 28, 1995 on a comparable period basis. During the prior year, certain one-time charges were incurred due to the execution of the Company's new business strategy. These charges included $18.0 million of strategic inventory clearance markdowns, which were part of the Company's inventory repositioning program. These markdowns were taken over and above markdowns taken in the normal course of business. In 1992, markdowns of this nature were charged to previously established inventory valuation reserves. The one-time charges also included a non-recurring charge of $25.0 million for costs to implement a strategic plan, the activity value analysis, to streamline the Company's organizational structure and reduce administrative costs. These measures resulted in cost savings which have been reinvested in promotional activities and other value enhancing programs. In addition, in the fourth quarter of 1993, the Company recorded a $20.0 million charge to cover $15.0 million of costs relating to the January 1994 Northridge earthquake and $5.0 million for severance and other costs associated with additional restructuring efforts.

   The following table illustrates reported earnings before interest and taxes ("EBIT") as well as proforma EBIT which adjusts for the one-time charges described above:


                                        "1994"       "1993"     "1992"
                                        January     January    January     January     February
Period end date                         28, 1995   29, 1994    30, 1993    30, 1993   1, 1992
                                       ---------  ---------   ---------   ---------  --------
Number of weeks reported                  52         52          52          17         17
                                       ---------  ---------   ---------   ---------  --------
  (in millions)
Sales................................  $ 2,086.8  $ 2,092.7   $ 2,137.8   $   889.8  $  859.6
Finance charge income................       91.3       81.4        82.7        27.3      30.7
Cost of goods sold, including
 occupancy and buying costs
 (on a proforma FIFO basis)/(1)/.....    1,563.5    1,580.0     1,582.8       660.8     636.7
Selling, general and administrative
 expenses ("SG&A")...................      554.4      551.1       561.6       206.8     209.3
                                       ---------  ---------   ---------   ---------  --------
Proforma operating FIFO EBIT/(1)/....       60.2       43.0        76.1        49.5      44.3
Adjustments to arrive at
 reported EBIT:
 LIFO credit (charge)................        3.5        8.9        (5.2)        1.9      (3.2)
 Realignment markdowns...............                 (18.0)
 Special period end adjustments/(1)/.                                          17.5
 Charge for non-recurring costs......                 (45.0)
                                       ---------  ---------   ---------   ---------  --------
Reported EBIT........................  $    63.7  $   (11.1)  $    70.9   $    68.9  $   41.1
                                       =========  =========   =========   =========  ========

(1) Interim period results are affected by the Company's practice of allocating certain fixed buying and occupance costs among periods within the fiscal year to match these costs with the associated seasonal sales revenue. As a result of the application of fresh start reporting, however, the 1992 pre-and post-emergence reporting periods each required separate year-end type closings. Accordingly, buying and occupancy costs totalling $17.5 million, which would normally have been allocated to the fourth quarter of fiscal 1992, were required to be expensed in September in 1992. The "proforma operating FIFO EBIT" of $49.5 million for the seventeen week period ended January 30, 1993, reflects the normal interim allocation of occupancy and buying costs.

   52-Week Period Ended January 28, 1995 ("1994"). Sales in the current year were $2.09 billion, a 0.3% decline from the prior year. Current year results were impacted by the January 17, 1994 Northridge earthquake and the loss of sales from the four most severely damaged stores. On a comparative store basis, sales increased 3.1% over the prior year. Excluding the four earthquake damaged stores, sales per square foot remained unchanged from $138 last year.

   The current year net loss of $37.4 million, $.80 per share, improved from a loss of $95.9 million, $2.30 per share in 1993. Prior year results include $25.0 million in the second quarter and $5.0 million in the fourth quarter for non-recurring charges for the implementation of expense reduction programs and a $15.0 million non-recurring charge for earthquake related losses in excess of estimated insurance proceeds.

   FIFO EBIT improved to $60.2 million from $43.0 million in 1993. Improvements in margin rates were partially offset by slightly lower sales and a small increase in selling, general and administrative costs. The improvement in margin rate reflects the $18.0 million of realignment markdowns taken in 1993.

   FIFO costs of goods sold in 1994 was $1,563.5 million, 74.9% of sales as compared to $1,580.0, 75.5% of sales in 1993. The 0.6% improvement as a percent to sales reflects a better gross margin rate on a slightly smaller sales base, reduced buying and occupancy costs, and the additional gross margin from the owned shoe department which was operated as a leased department prior to May 1994.

   The current year LIFO credit of $3.5 million was based on a 1.57% deflation rate which was calculated on the basis of an internally developed inflation index. This method, which was adopted effective October 3, 1992, provides the company with an inflation measurement that is specific to its business.

   SG&A was $554.4 million, 26.6% of sales in the current year compared to $551.1 million, 26.3% of sales in the prior year. Savings from expense reduction programs put in place during fiscal 1993 were reinvested in promotion costs and other value enhancing programs during the current year.

   Finance charge revenue increased to $91.3 million, 4.4% of sales, from $81.4 million, 3.9% of sales in the prior year. The improvement reflects earnings on higher customer receivable balances resulting from an October 1993 change in payment terms which reduced the minimum monthly payment requirement on the Company's short term revolving charge accounts.

   Interest expense increased by $16.0 million in 1994 to $100.9 million from $84.9 million in 1993. Approximately half of the increase was due to rising interest rates in 1994 with the remainder due to increased borrowing levels.

   Limitations on the Company's ability to record income tax benefits for net operating loss carryforwards for financial statement purposes resulted in no income tax benefit being recognized on the current year $37.2 million net loss and a $.2 million provision for state franchise taxes.

   52-Week Period Ended January 29, 1994 ("1993"). Sales in 1993 were $2.09 billion, 2.1 percent less than the $2.14 billion reported in 1992. The results reflect the impact of the January 17, 1994 Northridge earthquake which resulted in the temporary closing of 14 stores. At year end, four stores remained closed due to damage sustained in the earthquake. 1992 included results for three Utah stores and the Anaheim, California store which were closed in January 1993. On a comparative store basis, 1994 sales increased 1.6 percent over the comparable prior year period. Sales per gross square foot increased to $138 in 1993 compared to $137 in 1992.

   Proforma operating FIFO EBIT of $43.0 million in 1993 compares to $76.1 million for the combined pre- and post-emergence periods comprising the 52-week period ended January 30, 1993. Results were impacted by the necessary disruption associated with the implementation of expense reduction and inventory repositioning programs.

   Proforma FIFO cost of goods sold was $1,580.0 million, 75.5 percent of sales in 1993 compared to $1,582.8 million, 74.0 percent of sales in the prior year. The 1.5 percent increase as a percent to sales reflects a reduction in markup rate resulting primarily from a move to everyday low pricing strategies and reflects the impact of competitive pricing pressures. The 4.7 percent deflation generated by the internally generated index reflects the inventory impact of the Company's move to value pricing during 1993. The LIFO credit of $8.9 million compares to a charge of $5.2 million in the prior year.

   SG&A decreased to $551.1 million in 1993 compared to $561.6 million in 1992. Although SG&A as a percent to sales was 26.3 percent in both periods, 1993 results reflect the favorable impact of the expense reduction program with cost savings of $7.0 million reflected in 1993. The savings were subsequently reinvested in other value enhancing programs.

   Finance charge revenue of $81.4 million in 1993 compared to $82.7 million in the comparable prior year period, and represented 3.9 percent of sales in both years. The October 1993 change in credit card payment terms did not result in an increase to finance charge revenue until 1994.

   Interest expense decreased to $84.9 million in 1993 compared to $89.8 million in the comparable prior year period. The decrease in interest expense results primarily from lower average borrowing rates under the Company's Receivables Facility for periods subsequent to the Emergence Date and the utilization of the net proceeds from the equity offering to lower borrowings under the Credit and Receivables Facilities subsequent to July 1993.

   Limitations on the Company's ability to record income tax benefits for net operating loss carryforwards for financial statement purposes, together with the impact of an offsetting state tax provision requirement, resulted in no tax benefit being recognized on the $95.9 million net loss for 1993.

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

   Finance charge revenue decreased to $27.3 million, 3.1 percent of sales, in the Post-reorganization Period from $30.7 million, 3.6 percent of sales, in the comparable prior-year period, reflecting the conservative approach to credit purchases generally, including proprietary credit card purchases, taken by customers prior to the holiday season, and the continuation of the trends discussed under "Business --Proprietary Credit Card Operations". In addition, during the past two years, including the Post-reorganization Period, the Company has experienced an accelerated collection rate on proprietary credit card accounts resulting in lower overall outstanding customer receivables.

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

Liquidity and Capital Resources

   Overview. During the year, the Company augmented its liquidity through the private placement of $64.0 million of asset backed notes. In conjunction with the placement, the maturity of the Receivables Facility and the Credit Facility were extended from October 1995 to October 1996 and certain provisions of the Credit Facility were enhanced. In combination, the asset backed notes and the Receivables Facility enhanced liquidity by increasing the maximum receivables advance rate from approximately 88% to 91%.

   Asset Backed Notes. On September 13, 1994 the Company finalized the private placement of subordinated asset backed notes (the "Asset Backed Notes"). The Asset Backed Notes were issued in two classes: $38.0 million of 7.55% Class A notes due 1999 and $26.0 million of 11.00% Class B notes due 1999. By increasing the maximum effective receivables advance rate, the proceeds of the notes have helped finance the Company's expanding base of customer receivables.

   Borrowing Facilities. The Company's Credit Facility and Receivables Facility mature in October 1996. Subject to collateral limitations, the facilities provide for up to $225.0 million in credit financing and up to $575.0 million to finance the Company's proprietary credit card receivables portfolio. As of January 28, 1995, $11.7 million in advances and $48.7 million in letters of credit were outstanding under the Credit Facility and $573.1 million of borrowings, $102.0 million less than the maximum available based on the level of customer receivables, were outstanding under the Receivables Facility.

   The Credit Facility contains a number of operating and financial covenants, as well as significant negative covenants. The Credit Facility includes covenants for material adverse changes, minimum aggregate net cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, the Credit Facility prohibits the Company from paying dividends on its stock and places limitations on the Company's capital expenditures. The Company is currently in compliance with all covenants under the Credit Facility. The Company's net inventory ratio at January 28, 1995 was 76.7%, 9.1% less than the maximum inventory ratio permitted under the Credit Facility. The Credit Agreement and the Company's agreements with its other principal secured creditors also contain other covenants and requirements. In conjunction with the September 13, 1994 issuance of Asset Backed Notes, the Credit Facility financial covenants were relaxed by an amendment which took into account the enhanced liquidity from the issuance. On March 7, 1995, the Company, in conjunction with revising the capital program, further amended its Credit Facility to provide greater flexibility with respect to earnings.

   A substantial portion of the Company's debt is variable rate debt. Assuming that the average borrowings and all other variables would have remained constant, an increase (or decrease) in the annual interest rates applicable to the variable rate portion of the Company's debt throughout the 52-week period ended January 28, 1995 of one percent would have increased (or decreased) the Company's interest expense for such period by $5.0 million.

   In order to control interest rate risk, the Company has entered into an agreement which caps the interest paid on 30 day commercial paper. From September 12, 1994 to September 12, 1996 the rate is limited to 8.0% on the first $500.0 million of borrowings and 10.92% on an additional $75.0 million of borrowings. For three years thereafter, the rate is capped at 10.92% on all borrowings up to a limit declining ratably from $575.0 million to zero in 1999. As of April 25, 1995, the 30-day commercial paper rate was 6.11%.

   Capital Expenditures. The Company concentrated its $109.7 million and $60.0 million of capital expenditures in 1994 and 1993 on store modernization and selling space improvement in addition to ongoing required maintenance expenditures. The 1994 expenditures focused on the remodeling of approximately one-third of its stores including three prototype new concept stores in Northridge, Walnut Creek and Las Vegas. To allow for time to assess the effectiveness of the improvements, management is delaying the continuation of massive renovation programs and limiting expenditures in 1995 to approximately $40.0 million.

   The 1993 expenditures focused on "quick-win" remodels and other high value store improvements. During the bankruptcy proceedings in 1992, the capital expenditure program had been curtailed to $17.1 million pre-emergence and $21.2 million post-emergence. The Company is continually modifying its capital programs to accommodate market factors and the Company's financial condition. In addition, from time to time the Company may consider proposals to close existing stores or open new stores. In this regard, in response to several unsolicited offers and inquiries, the Company's Board of Directors, on April 20, 1995, approved a plan to explore the sale of its twelve non-California stores located in Arizona, Colorado, Nevada and New Mexico. The twelve stores generated $257.5 million in sales during fiscal 1994, representing 12.3% of the Company's total sales volume. Excluding these stores, total fiscal 1994 sales would have been $1.8 billion, a comparable-store sales gain of 3.1% over fiscal 1993.

   The Company's ability to fund its capital expenditure program and to implement its business strategy will depend on cash flow from operations and the continued availability of borrowings under the Credit Facility. Operating cash flow will be affected by, among other things, the timing of results from the Company's business strategy, sales during the holiday season, and general competitive and economic conditions. The Company believes that operating cash flow and amounts available under the Credit Facility will be sufficient to fund the major elements of its business strategy. However, the Company continuously evaluates increasing or decreasing the number of stores, the terms of its Credit Facility and Receivables Facility and other operating and financing alternatives.

   Other Matters. At January 28, 1995, the Company has estimated federal tax net operating loss ("NOL") carryforwards of $619.0 million, which expire in years 2004 through 2009. The Company's ability to utilize the NOL carryforwards is limited on an annual basis as a result of the change in control that occurred at the emergence from bankruptcy. Notwithstanding this limitation, Management does not currently anticipate that the Company will have any significant cash requirements for income tax payments for the next several years based on the availability of the NOLs.

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

   In addition to federal tax NOLs, the Company also has $261.0 million of estimated California net operating loss carryforwards which expire in years 1996 through 2002. In 1993, the California net operating loss carryforward period was legislatively reduced to five years effective for losses generated in and subsequent to 1993. This change may further restrict the Company's ability to utilize its loss carryforwards.

Inflation

   The effect of inflation on the Company's sales and cost of sales, in the opinion of Management, is most closely approximated by the inflation factors impacting the computation of its LIFO index inflation rate. The Company utilizes an internally developed inflation index based on an analysis of the Company's unique merchandise assortment. For the 52-week period ended January 28, 1995, the internally developed index indicated deflation of 1.57%.

Seasonality

   The department store business is seasonal in nature with a high proportion of sales and earnings generated in November and December. Working capital requirements fluctuate during the year, increasing somewhat in late Summer in advance of the Fall merchandising season and increasing substantially at the outset of the holiday season when the Company must carry significantly higher inventory levels. Quarterly sales and EBIT for the 36 months ended January 28, 1995 were as follows:

                                                    Sales
                                             ----------------------
                                              Dollar   Percent of
(dollar amounts in millions)                  Sales   Annual Sales      EBIT
                                              ------  -------------  -----------
13 weeks ended January 28, 1995.............  $723.8      34.6%         $41.5
13 weeks ended October 29, 1994.............   474.9      22.8            7.1
13 weeks ended July 30, 1994................   457.0      21.9           10.6
13 weeks ended April 30, 1994...............   431.1      20.7            4.5

13 weeks ended January 29, 1994.............   705.6      33.7           30.0/(1)/
13 weeks ended October 30, 1993.............   469.7      22.4           (5.3)
13 weeks ended July 31, 1993................   474.9      22.7            4.2/(1)/
13 weeks ended May 1, 1993..................   442.5      21.2            5.0

13 weeks ended January 30, 1993 (proforma)..   732.5      34.3           49.4/(2)/
13 weeks ended October 31, 1992 (proforma)..   490.3      22.9            3.6/(2)/
13 weeks ended August 1, 1992...............   481.4      22.5           12.3
13 weeks ended May 2, 1992..................   433.6      20.3            5.6

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

   As a result of the seasonal nature of the Company's business, the Company follows the practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year in proportion to projected quarterly sales results. This process results in a higher portion of yearly fixed buying and occupancy costs being allocated to the fourth quarter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and supplementary data are as set forth in the "Index to Financial Statements" on page 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For information required under this item with respect to directors of the Company, see "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 1995, (the "Proxy Statement") which sections are hereby incorporated by reference.

   For information required under this item with respect to executive officers of the Company see "Executive Officers of the Company" under Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

   For information required under this item with respect to executive compensation see "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 1995, which sections are hereby incorporated by reference. Notwithstanding the foregoing, the Compensation Committee Report on Executive Compensation and the Performance Graph contained in the Proxy Statement are not incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   For information required under this item with respect to beneficial ownership of the Company's voting securities by each director and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, see "Principal Stockholders and Management Ownership" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 1995, which sections are hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   For information required under this item with respect to certain relationships and related transactions, see "Principal Stockholders and Management Ownership -- Certain Relationships and Related Transactions" and "Compensation of Executive Officers and Directors -- Compensation of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 1995, which sections are hereby incorporated by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements

     The consolidated financial statements of the Company are set forth in the "INDEX TO FINANCIAL STATEMENTS" on page 32.

     (2) Financial Statement Schedules

     Financial Statement Schedules, except those indicated in the "INDEX TO FINANCIAL STATEMENTS" on page 32, have been omitted because the required information is included in the financial statements or financial review, or the amounts are not significant.

     (3) Exhibits

     Exhibits are as set forth in the "INDEX TO EXHIBITS" on page 59.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of April, 1995.

                                        BROADWAY STORES, INC.


                                        By:          DAVID L. DWORKIN
                                           -----------------------------------
                                                     David L. Dworkin
                                           President and Chief Executive Officer


                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 20, 1995.


           Signature                       Title                          Date
           ---------                       -----                          ----

          SAMUEL ZELL                 Chairman of the Board
- ---------------------------------         and Director                April 20, 1995
          Samuel Zell
                                             President
                                    Chief Executive Officer and
                                        Director (Principal
        DAVID L. DWORKIN                 Executive Officer)           April 20, 1995
- ----------------------------------
        David L. Dworkin

                                      Executive Vice President,
                                       Chief Financial Officer
         JOHN C. HAECKEL            (Principal Financial Officer)     April 20, 1995
- ---------------------------------
         John C. Haeckel

                                      Vice President, Accounting
         JOHN D. DAVIES             (Principal Accounting Officer)    April 20, 1995
- ---------------------------------
         John D. Davies

         WALTER T. DEC                        Director                April 20, 1995
- ---------------------------------
         Walter T. Dec

       SIDNEY R. PETERSEN                     Director                April 20, 1995
- ---------------------------------
       Sidney R. Petersen



                 Signature                       Title               Date
                 ---------                       -----               ----



               TERRY SAVAGE                     Director           April 20, 1995
- ----------------------------------------
               Terry Savage

               DAVID M. SCHULTE                 Director           April 20, 1995
- -----------------------------------------
               David M. Schulte

               SANFORD SHKOLNIK                 Director           April 20, 1995
- ------------------------------------------
               Sanford Shkolnik

               ROBERT M. SOLOW                  Director           April 20, 1995
- ------------------------------------------
               Dr. Robert M. Solow



                             BROADWAY STORES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----

 Report of Independent Accountants (Relating to Period After October 3, 1992)....   33
 Report of Independent Accountants (Relating to Period Before October 3, 1992)...   34
 Consent of Independent Accountants..............................................   35
 Consolidated Financial Statements
    Consolidated Statement of Earnings...........................................   36
    Consolidated Balance Sheet...................................................   37
    Consolidated Statement of Cash Flows.........................................   38
    Consolidated Statement of Shareholders' Equity...............................   39
    Summary of Significant Accounting Policies...................................   40
    Financial Review.............................................................   43
    Financial Schedule VIII--Valuation and Qualifying Accounts and Reserves......   56
 Quarterly Information...........................................................   57

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Broadway Stores, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page 32 present fairly, in all material respects, the financial position of Broadway Stores, Inc. (formerly known as Carter Hawley Hale Stores, Inc.) and its subsidiaries at January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for the fiscal years ended January 28, 1995 and January 29, 1994 and the seventeen weeks ended January 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



Price Waterhouse LLP
Los Angeles, California
March 13, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Broadway Stores, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page 32 present fairly, in all material respects, the results of operations and cash flows of Broadway Stores, Inc. (formerly known as Carter Hawley Hale Stores, Inc.) and its subsidiaries for the thirty-five weeks ended October 3, 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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

As discussed in the Change in Accounting Policy section of the Summary of Significant Accounting Policies, the Company changed its method of accounting for income taxes in the thirty-five week period ended October 3, 1992.



Price Waterhouse LLP
Los Angeles, California
March 12, 1993

                                                                      EXHIBIT 23

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-58478 and 33-58480) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-51847) of our reports dated March 13, 1995 and March 12, 1993 appearing on pages 33 and 34, respectively, of this Form 10-K.



Price Waterhouse LLP
Los Angeles, California
April 27, 1995

                             BROADWAY STORES, INC.

                      Consolidated Statement of Earnings


                                                     Year Ended                 Period Ended
                                             --------------------------   ---------------------------
                                              January 28,   January 29,   January 30,    October 3,
                                                 1995          1994          1993           1992
 (In thousands, except per share amounts)     (52 weeks)    (52 weeks)    (17 weeks)     (35 weeks)
- -----------------------------------------------------------------------------------------------------
Sales                                         $2,086,804    $2,092,681       $889,843    $1,248,004

Finance charge revenue                            91,330        81,438         27,265        55,377

Cost of goods sold, including
 occupancy and buying costs                    1,560,035     1,589,077        641,361       946,618

Selling, general and administrative
 expenses                                        554,405       551,098        206,804       354,806

Charge for non-recurring costs                                  45,000
                                              ----------    ----------       --------    ----------

Earnings (loss) from operations before
 interest expense, reorganization
 income and income taxes                          63,694       (11,056)        68,943         1,957

Interest expense, net                            100,904        84,864         29,623        60,185
                                              ----------    ----------       --------    ----------

Earnings (loss) from operations
 before reorganization income
 (costs) and income taxes                        (37,210)      (95,920)        39,320       (58,228)

Reorganization income                                                                       884,131
                                              ----------    ----------       --------    ----------

Earnings (loss) from operations
 before income taxes                             (37,210)      (95,920)        39,320       825,903

Income tax benefit (expense)                        (150)                     (16,600)        6,800
                                              ----------    ----------       --------    ----------

Earnings (loss) before extraordinary
 item and cumulative effect of
 change in accounting                            (37,360)      (95,920)        22,720       832,703

Extraordinary gain on debt discharge                                                        304,388

Cumulative effect of change in accounting
 for income taxes                                                                            18,832
                                              ----------    ----------       --------    ----------

Net earnings (loss)                           $  (37,360)   $  (95,920)      $ 22,720    $1,155,923
                                              ==========    ==========       ========    ==========
Earnings (loss) per common share              $     (.80)   $    (2.30)      $    .65
                                              ==========    ==========       ========

See accompanying Summary of Significant Accounting Policies and Financial
Review.

                             BROADWAY STORES, INC.

                          Consolidated Balance Sheet



                                         January 28,   January 29,
(In thousands)                               1995          1994
- ------------------------------------------------------------------

Assets
Current assets
  Cash                                    $   18,318    $   18,192
  Accounts receivable, net                   664,825       627,374
  Merchandise inventories                    504,522       427,631
  Other current assets                        11,613         9,799
                                          ----------    ----------
                                           1,199,278     1,082,996


Property and equipment, net                  888,258       810,608
Other assets                                  39,540        40,543
                                          ----------    ----------
                                          $2,127,076    $1,934,147
                                          ==========    ==========

Liabilities and Shareholders' Equity
Current liabilities
  Notes payable and current
    installments                          $   18,490    $    3,459
  Accounts payable                           175,622       151,687
  Accrued expenses                           141,027       186,837
  Current income taxes                         1,002         1,203
                                          ----------    ----------
                                             336,141       343,186

Receivables based financing                  573,138       332,182
Other secured long-term debt                 522,517       517,287
Convertible senior subordinated notes        143,750       143,750
Capital lease obligations                     41,524        44,667
Other liabilities                            109,504       124,508
Deferred income taxes                         14,850        14,850

Shareholders' equity
  Preferred stock, $.01 par value                  8             9
  Common stock, $.01 par value                   469           468
  Other paid-in capital                      502,039       500,785
  Total accumulated deficit                 (116,864)      (87,545)
                                          ----------    ----------
                                             385,652       413,717
                                          ----------    ----------

                                          $2,127,076    $1,934,147
                                          ==========    ==========


See accompanying Summary of Significant Accounting Policies and Financial
Review.

                             BROADWAY STORES, INC.

                     Consolidated Statement of Cash Flows

                                                              Year Ended              Period Ended
                                                     --------------------------  -----------------------
                                                      January 28,   January 29,  January 30,   October 3,
                                                         1995          1994         1993          1992
(In thousands)                                        (52 weeks)    (52 weeks)   (17 weeks)    (35 weeks)
- -----------------------------------------------------------------------------------------------------------
Operating activities
 Earnings (loss) from operations                      $ (37,360)    $ (95,920)    $ 22,720      $ 832,703
 Adjustments to reconcile earnings (loss) from
  operations to net operating cash flows
  Fresh-start adjustment                                                                         (906,373)
  Depreciation and amortization                          42,951        33,987       10,617         27,923
  Stock compensation                                                                 1,401
  Deferred income taxes                                                 2,400       16,450
  Change in operating assets and liabilities
   Restricted cash                                                                  47,954        (47,954)
   Customer receivables, net                            (55,829)        2,158      (88,217)       105,040
   Merchandise inventories                              (76,891)       40,078       43,715        (79,476)
   Accounts payable and accrued expenses                 35,247        (7,590)     (64,157)        59,309
   Other, net                                           (48,753)      (10,455)      (4,989)        14,359
                                                      ---------     ---------     --------      ---------
 Net cash provided (used) by operating activities      (140,635)      (35,342)     (14,506)         5,531
                                                      ---------     ---------     --------      ---------

Investing activities
 Proceeds from sales of property and
  equipment                                                             6,468
 Purchases of property and equipment                   (109,726)      (59,957)     (21,190)       (17,052)
                                                      ---------     ---------     --------      ---------
 Net cash used by investing activities                 (109,726)      (53,489)     (21,190)       (17,052)
                                                      ---------     ---------     --------      ---------

Financing activities
 Net change in financing under receivables
  based facilities                                      240,956      (135,395)      79,271       (100,948)
 Net change in financing under working
  capital facilities                                     11,740       (52,315)     (38,485)        53,800
 Retirements of long-term debt and
  capital lease obligations                              (3,463)      (16,855)      (2,739)        (1,929)
 Costs relating to early retirements of long-term
  debt, net of items not requiring cash outlay                                                    (10,652)
 Issuance of convertible subordinated notes                           143,750
 Issuances of common stock                                1,254       149,221                      50,000
                                                      ---------     ---------     --------      ---------
 Net cash provided (used) by financing activities       250,487        88,406       38,047         (9,729)
                                                      ---------     ---------     --------      ---------

Net increase (decrease) in cash                             126          (425)       2,351        (21,250)
Cash at the beginning of the period                      18,192        18,617       16,266         37,516
                                                      ---------     ---------     --------      ---------

Cash at the end of the period                         $  18,318     $  18,192     $ 18,617      $  16,266
                                                      =========     =========     ========      =========

See accompanying Summary of Significant Accounting Policies and Financial
Review.

                             BROADWAY STORES, INC.

                Consolidated Statement of Shareholders' Equity

                                                                                                           Total Accumulated
                                                                                                           Earnings (Deficit)
                                              Shares Issued              Par Value                     ---------------------------
                                           ------------------       -------------------                               Accumulated
                              Warrants                                                    Other Paid-    SFAS 87       Earnings
(In thousands)                 Issued      Preferred   Common       Preferred    Common   in Capital   Adjustment      (Deficit)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 1992                              30,349        $           $   303   $ 643,194   $  (23,111)    $(1,128,862)
Net earnings                                                                                                            1,155,923
Net cancellations of
 common stock under the
 stock incentive plan                                    (868)                        (9)
Adjustment to additional
 minimum pension liability                                                                                 23,111         (27,061)
Reorganization Plan
 transactions:
 Existing equity holders:
  Cancellation of existing
   common stock outstanding                           (29,481)                      (294)   (643,194)
  Issuance of new
   common stock together
   with warrants or
   preferred stock            1,333       1,143         2,386            11           24      23,965
  Issuance of new common
   stock to holders of
   liabilities subject to
   settlement                                          27,600                        276     275,724
Additional equity
 investment                                             5,000                         50      49,950
                              -----       -----       -------        ------      -------   ---------   ----------     -----------

Balance, October 3, 1992      1,333       1,143        34,986            11          350     349,639
Net earnings                                                                                                               22,720
Issuances of new common
 stock                                                    214                          2       2,039
Conversions of preferred
 stock                           41         (41)
                              -----       -----       -------        ------      -------   ---------   ----------     -----------
Balance, January 30, 1993     1,374       1,102        35,200            11          352     351,678                       22,720
Net loss                                                                                                                  (95,920)
Issuances of new common
 stock                                                 11,450                        114     147,432
Conversion of preferred
 stock                          160        (160)                         (2)                       2
Exercise of stock options                                 164                          2       1,673
Adjustment to additional
 minimum pension liability                                                                                (14,345)
                              -----       -----       -------        ------      -------   ---------   ----------     -----------

Balance, January 29, 1994     1,534         942        46,814             9          468     500,785      (14,345)        (73,200)
Net loss                                                                                                                  (37,360)
Issuances of new common
 stock                                                     44                                    411
Conversion of preferred
 stock                           96         (96)                         (1)                       1
Exercise of stock options                                  83                          1         842
Adjustment to additional
 minimum pension liability                                                                                  8,041
                              -----       -----       -------        ------      -------   ---------   ----------     -----------

Balance, January 28, 1995     1,630         846        46,941        $    8      $   469   $ 502,039   $   (6,304)    $  (110,560)
                              =====       =====       =======        ======      =======   =========   ==========     ===========


See accompanying Summary of Significant Accounting Policies and Financial
Review.

                             BROADWAY STORES, INC.

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

   Pursuant to the POR, Zell/Chilmark Fund, L.P. ("Zell/Chilmark"), the Company's largest unsecured creditor, received 21.2 million shares of Common Stock in settlement of approximately $461.0 million of unsecured claims on the Emergence Date. In addition, pursuant to the terms of the Postpetition Store Modernization Facility Conversion Agreement (the "Conversion Agreement"), Zell/Chilmark and an institutional investor each acquired an additional 2.5 million shares of Common Stock at a price of $10.00 per share. As of the Emergence Date, 32.4 million shares of Common Stock were issued pursuant to the POR and the Conversion Agreement, of which Zell/Chilmark owned 73.2 percent. As of January 28, 1995 Zell/Chilmark owned approximately 53.9% of the Company's outstanding Common Stock.

Basis of Reporting

   The financial statements for the 35 week period ended October 3, 1992 (the "Effective Date") reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh-start reporting contained in American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization Statement").

   Operations during the period from October 3, 1992 through the Emergence Date had no significant impact on the emergence transactions and as a result have not been separately identified. The financial statements for periods subsequent to October 3, 1992 have been segregated from those for prior periods by a solid double line to reflect the significant change in reporting entity resulting from the application of fresh start reporting.

Fiscal Year

   The Company's fiscal year ends on the Saturday closest to January 31.

Change in Accounting Policy

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

Sales

   Sales are net of returns, exclude sales tax, and comprise sales of merchandise, services, and leased departments. Leased department sales were $116.5 million in 1994, $210.7 million in 1993, $88.5 million for the seventeen week period ended January 30, 1993, and $139.3 million for the thirty-five week period ended October 3, 1992. In May 1994, the leased shoe department was converted from a third party operation into an owned department.

Customer Accounts Receivable

   An account is generally written-off when the aggregate of payments made in the most recent six months is less than one full monthly scheduled payment, or when it is otherwise determined that the account is uncollectible.

Inventories

   Merchandise inventories are valued at the lower of cost or market, as determined by the retail method on the last-in, first-out ("LIFO") basis. For periods subsequent to the Effective Date, the Company utilized internally developed inflation indices in the computation of LIFO inventories. Prior to the Effective Date, the Company utilized the inflation indices published by the Bureau of Labor Statistics.

Property and Equipment

   Property and equipment additions are recorded at cost and include major renewals and improvements which significantly add to productive capacity or extend the useful life of an asset. Maintenance and repairs are expensed.

Depreciation and Amortization

   Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the property and equipment, or over the terms of the related leases, if shorter. Debt acquisition costs are amortized over the life of the related debt.

Advertising and Promotional Costs

   Advertising and promotional costs are generally expensed as incurred except for certain costs which are deferred over the term of the promotion, generally three months or less. Advertising costs charged to expense were $72.5 million in fiscal 1994, $71.7 million in fiscal 1993, $31.6 million for the seventeen week period ended January 30, 1993 and $47.9 million for the thirty-five week period ended October 3, 1992.

Income Taxes

   Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the recognition of a deferred tax liability for taxable temporary differences and a deferred tax asset for deductible temporary differences. A valuation allowance is established when, based on the weight of available evidence, it appears more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share of Common Stock

   Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, including dilutive stock options and all 35.0 million shares of Common Stock expected to be issued in accordance with the POR. As of January 28, 1995, 1.0 million shares remain to be issued in accordance with the POR. Per share data for periods prior to October 3, 1992 have been omitted as these amounts do not reflect the current capital structure.

                               FINANCIAL REVIEW

Non-recurring Costs

   A significant number of the Company's Southern California stores suffered damage as a result of the major earthquake which affected that area on January 17, 1994. While most of the area stores were reopened within two weeks, four stores suffered extensive damage and were closed for repairs for periods of 4 to 10 months. The Company maintains earthquake and business interruption insurance with standard deductible provisions that require the Company to incur an initial level of costs at each location subject to damage or interruption of business. In January 1994, the company established a reserve of $65.4 million to cover costs of building and fixture repairs, inventory and business interruption losses, and other costs related to the earthquake. As of January 29, 1994, $17.1 million of the reserve had been utilized with the remainder being utilized during fiscal 1994. In addition, a $50.4 million receivable was established for estimated insurance recoveries resulting in a $15.0 million non-recurring charge being recognized in 1993 for earthquake related losses in excess of estimated insurance proceeds. During 1994, $35.4 million in insurance payments have been received and an additional receivable of $10.0 million was established at year-end for anticipated recoveries for additional capital expenditures. The reserve utilization and insurance proceeds received are reflected in the Consolidated Statements of Cash Flows and are included as other net changes in operating assets and liabilities. The $15.0 non-recurring charge recognized in January 1994, in management's opinion, continues to be adequate to cover earthquake losses in excess of estimated insurance proceeds.

   During 1993, the Company recorded $30.0 million in non-recurring charges associated with one-time costs incurred in the implementation of the strategic plan to streamline the Company. The charge comprised severance and other benefit costs incurred from staff reductions, related consulting fees, and the costs of implementing other efficiencies under the plan.

Reorganization Income and Costs

   In accordance with the Reorganization Statement, income and costs directly related to the reorganization have been segregated and are separately disclosed. The major components are as follows:

                                              Period Ended
                                             --------------
                                             October 3, 1992
(In millions)                                  (35 Weeks)
- ------------------------------------------------------------
Adjustments to fair value                        $906.4
Provision for settlement of disputed claims        (8.5)
Professional fees and other expenditures
 directly related to the Filing                   (13.8)
                                                 ------
                                                 $884.1
                                                 ======

   The adjustments to fair value reflected the effects of the revaluation of assets and liabilities in accordance with the Reorganization Statement. These adjustments included the $283.4 million write-up of fixed assets, the net increase of $3.5 million in other balance sheet items and the elimination of the remaining $619.5 million accumulated deficit in shareholders' equity.

   The provision for settlement of disputed claims represented management's estimate of the net amount required to cover all outstanding disputed claims included in liabilities subject to settlement based on facts and circumstances at that time.

Gain on Debt Discharge

   The gain on debt discharge reflected the conversion of $600.0 million of liabilities subject to settlement into $276.0 million of shareholders' equity resulting in a $324.0 million gain. The gain is presented net of write-offs and costs associated with the repayment of borrowings on the Effective Date.

Interest Expense, Net

   The components of interest expense are as follows:

                                           Year Ended                  Period Ended
                                    -------------------------    ------------------------
                                    January 28,   January 29,    January 30,   October 3,
                                       1995          1994          1993         1992
(In millions)                       (52 weeks)    (52 weeks)    (17 weeks)   (35 weeks)
- -----------------------------------------------------------------------------------------
Interest on total debt                  $ 86.2          $71.3        $24.9       $54.1
Imputed interest on capitalized
 lease obligations                         4.2            4.4          1.6         3.4
Capitalized interest                      (2.8)          (1.4)         (.5)        (.4)
Amortization of debt
 issuance costs                           10.9            8.3          2.6         4.3
Commitment fees                            1.6            1.5           .8
Other                                       .8             .8           .2        (1.2)
                                        ------          -----        -----       -----

Interest expense, net                   $100.9          $84.9        $29.6       $60.2
                                        ======          =====        =====       =====

   Interest payments, net of amounts capitalized, were $58.9 in 1994, $63.8 million in 1993, $34.0 million in the seventeen week period ended January 30, 1993, and $32.8 million in the thirty-five week period ended October 3, 1992.

   As a result of the Filing, interest payments during bankruptcy were limited to amounts due under the Post-petition Credit Agreement, the Interim Receivables Facility (during its existence), the Post-petition Receivables Securitization Facility, and the interest element of capital lease payments made. During bankruptcy, interest continued to accrue on the Company's secured mortgage debt but no payments were made. Both the accrual of interest and amortization of debt issuance costs on the Company's subordinated debt ceased at the Filing. Unaccrued interest on the subordinated debt amounted to $29.2 million in the thirty-five weeks ended October 3, 1992. In accordance with the POR, the liability for such unaccrued interest was cancelled with no payment due.

   Commitment fees totalling $1.8 million in the thirty-five week period ended October 3, 1992 were included in selling, general and administrative expenses. Such fees are reported as a component of interest expense for periods subsequent to the Effective Date.

Income Taxes

   The $.2 million tax provision for the current year ended January 28, 1995 reflects state franchise taxes not measured by or based upon income. The tax effect of the current year loss was offset by an addition to the SFAS 109 valuation allowance and, accordingly, no income tax provision was recorded. Similarly, no income tax provision was recognized for the year ended January 29, 1994.

   Income taxes for 1992 were required to be separately computed for the pre- and post-reorganization periods. The $6.8 million tax benefit recognized for the thirty-five week period ended October 3, 1992 reflects the reversal of certain tax reserves on favorable resolution of income tax audits for tax years through July 1990.

                                          Year Ended                 Period Ended
                                   ------------------------   ------------------------
                                   January 28,  January 29,   January 30,   October 3,
                                      1995         1994           1993          1992
(In millions)                      (52 weeks)   (52 weeks)    (17 weeks)    (35 weeks)
- --------------------------------------------------------------------------------------
Current
 Federal                           $            $             $             $     (6.8)
 State                                     .2                          .1
                                   ----------   -----------   -----------   ----------
                                           .2            --            .1         (6.8)
                                   ----------   -----------   -----------   ----------
Deferred
 Federal                                               (2.6)         11.6
 State                                                  2.6           4.9
                                   ----------   -----------   -----------   ----------
                                           --            --          16.5           --
                                   ----------   -----------   -----------   ----------

Income tax expense (benefit)       $       .2   $        --   $      16.6   $     (6.8)
                                   ==========   ===========   ===========   ==========

   The limited ability to utilize net operating loss carryforwards in certain periods is reflected in the following analysis of the effective income tax rate reconciliation and in the composition of deferred income tax liability.

                                          Year Ended                 Period Ended
                                   ------------------------   ------------------------
                                   January 28,  January 29,   January 30,   October 3,
                                      1995         1994           1993          1992
(Percent of pre-tax earnings)      (52 weeks)   (52 weeks)    (17 weeks)    (35 weeks)
- --------------------------------------------------------------------------------------
Federal income tax at
 statutory rate                         (35.0)%       (35.0)%        34.0%       (34.0)%
State income taxes                                      2.7           8.4
Losses for which no benefit
 is recognized                           35.0          32.3                       34.0
Adjustments to taxes
 previously recorded                                                               (.8)
Other, net                                 .4                         (.2)
                                   ----------   -----------   -----------   ----------

Effective income tax rate                  .4%           --%         42.2%         (.8)%
                                   ==========   ===========   ===========   ==========

   In the following table of components of the net deferred tax liability, adjustments to the valuation allowance offset the benefits related to losses from operations.


                                January 28,            January 29,
(In millions)                      1995                   1994
- --------------------------------------------------------------------

Employee benefits                $  54.2                 $  60.7
Unscheduled claims                   3.8                     4.9
Short-period loss                    6.4                     8.5
Accounts receivable                  8.4                     7.6
Restructuring reserves               1.0                     5.0
Earthquake                          17.9                     3.4
Loss carryforwards                 210.3                   165.9
Credit carryforwards                11.5                     7.9
Other                                7.1                     8.2
                                 -------                 -------

Gross deferred tax asset           320.6                   272.1
                                 -------                 -------

Property and equipment            (218.9)                 (194.7)
Inventories                        (51.4)                  (36.8)
Other                               (9.2)                   (9.6)
                                 -------                 -------

Gross deferred tax liability      (279.5)                 (241.1)

SFAS 109 valuation allowance       (56.0)                  (45.9)
                                 -------                 -------

Net deferred tax liability       $ (14.9)               $  (14.9)
                                 =======                ========

   The estimated federal and California net operating loss carryforwards of $619.0 million and $261.0 million, respectively, expire in years 2004 through 2009, and 1996 through 2002. As of the bankruptcy Emergence Date, the Company experienced a change of ownership which may have the effect of restricting the Company's ability to utilize losses. The California net operating loss carryforward period was legislatively reduced to five years effective for losses generated in and subsequent to 1993. This change may further restrict the Company's ability to utilize its loss carryforwards.

   The federal and California credit carryforwards of $3.6 million and $6.9 million, respectively, expire in years 2002 through 2005, and 2007 through 2009. The federal alternative minimum tax credit carryforward of $1.0 million carries over indefinitely.

   Tax payments were $.4 million in 1994, $.2 million in 1993, $.2 million and $.1 million in the seventeen and thirty-five week periods comprising the fifty-two week period ended January 30, 1993.

Accounts Receivable and Credit Operations

   Accounts receivable consist of the following:


                                        January 28,   January 29,
(In millions)                              1995          1994
- -----------------------------------------------------------------

Customer receivables                      $635.9        $578.3
Other receivables                           47.9          66.3
                                          ------        ------
                                           683.8         644.6
Less allowance for doubtful accounts       (19.0)        (17.2)
                                          ------        ------

Accounts receivable, net                  $664.8        $627.4
                                          ======        ======

   Other receivables included estimated earthquake insurance recoveries of $25.0 million as of January 28, 1995 and $50.4 million as of January 29, 1994.

   Selected credit operations information is as follows:


                                       Year Ended                  Period Ended
                                 -------------------------    ------------------------
                                 January 28,   January 29,    January 30,   October 3,
                                     1995          1994          1993          1992
                                  (52 weeks)    (52 weeks)    (17 weeks)    (35 weeks)
- --------------------------------------------------------------------------------------

Credit sales as a percent of
  gross sales                        49.0%         51.7%          52.7%        52.0%
Uncollectible account losses,
  net of recoveries, as a
  percent of credit sales             2.2%          2.5%           2.2%         3.6%

   The Company's proprietary credit card penetration has eroded 3.0% from 52.0% of gross sales in the thirty-five week period ended October 3, 1992 to 49.0% in the current year. In part, this reflects the impact of the Company's approximately 85% sales concentration in California which continues to experience economic weakness, resulting in lower levels of consumer confidence and decreased total credit sales. In addition, it reflects the wider use of third party bank cards. Current year write-offs at 2.2% of credit sales improved from 2.5% for the fifty-two week period ended January 29, 1994 reflecting improved collections and the effect of easing minimum payment requirements. Since the decline in write-offs is partially attributable to the temporary favorable impact of reduced minimum payments, the allowance for doubtful accounts continues to be carried at 3.0% of customer receivables outstanding.

Inventories

   The LIFO method of accounting resulted in a credit to cost of goods sold of $3.5 million in the current year compared to credits of $8.9 million in 1993 and $1.9 million for the seventeen weeks ended January 30, 1993 and a charge of $7.1 million for the thirty-five weeks ended October 3, 1992. If all inventories had been valued on the first-in, first-out ("FIFO") basis, they would have been lower at each period end by $14.3 million at January 28, 1995, $10.8 million at January 29, 1994 and $1.9 million at January 30, 1993.

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

   Rent expense for each period is as follows:

                               Year Ended                 Period Ended
                        -------------------------   ------------------------
                        January 28,   January 29,   January 30,   October 3,
                           1995           1994          1993         1992
(In millions)           (52 weeks)     (52 weeks)    (17 weeks)   (35 weeks)
- ----------------------------------------------------------------------------

Minimum rent              $21.1           $21.4         $ 8.2       $18.0
Rent based on sales          .6              .7            .4          .4
                          -----           -----         -----       -----

Total rent expense        $21.7           $22.1         $ 8.6       $18.4
                          =====           =====         =====       =====


   The following table shows the future minimum obligations under leased commitments in effect at January 28, 1995:


                                            Capitalized         Operating
(In millions)                                 Leases              Leases
- --------------------------------------------------------------------------
1995                                           $  7.1            $ 22.8
1996                                              6.9              23.1
1997                                              6.9              24.8
1998                                              6.6              24.8
1999                                              6.6              24.8
Thereafter                                       42.9             277.5
                                               ------            ------

Total future minimum obligations               $ 77.0            $397.8
                                               ======            ======

Present value, including $3.1 million current
 portion of capital lease obligations          $ 44.7            $164.7
                                               ======            ======

Property and Equipment, Net

   Property and equipment was adjusted to fair market value at October 3, 1992. The revaluation resulted in a net increase in property and equipment of $283.4 million, including the elimination of all accumulated depreciation.

   Property and equipment is as follows:


                                   January 28,   January 29,
(In millions)                         1995          1994
- ------------------------------------------------------------
Land                                   $121.7      $121.7
Buildings and improvements              376.4       358.8
Leasehold improvements                   70.9        57.4
Fixtures and equipment                  209.1       144.9
Construction in progress                 24.4         9.9
Leased property under capital leases,
  primarily buildings                    38.3        38.5
Revalued leases                         112.5       112.5
                                       ------      ------

                                        953.3       843.7
                                       ------      ------
Less accumulated depreciation and
  amortization                           65.0        33.1
                                       ------      ------

Property and equipment, net            $888.3      $810.6
                                       ======      ======

   Capital expenditures in the past three years have been focused on modernization of stores and support facilities. Expenditures include renovating, expanding, and re-equipping existing stores and expenditures for improvements and fixtures for administrative facilities and distribution centers.

   Depreciation expenses included in selling, general and administrative expenses were $32.1 million in 1994, $25.7 in 1993, $8.0 million for the seventeen week period ended January 30, 1993, and $21.5 million for the thirty-five week period ended October 3, 1992.

Credit Facility

   Working capital financing is provided under a General Electric Capital Corporation ("GE Capital") facility (the "Credit Facility") which matures October 8, 1996. The facility provides for up to $225.0 million in working capital borrowings secured on a first priority basis by substantially all of the Company's tangible and intangible personal property. Interest is computed at a rate equivalent to one and one-half percent above the GE Capital index rate. In addition, the facility includes a commitment fee of one-half percent on the unused portion of the credit line and requires the payment of administrative fees and line-of-credit fees equivalent to 2.375 percent of the face amount of letter-of-credit obligations. In addition, the facility includes restrictions on capital expenditures and the payment of dividends and includes covenants for material adverse changes, minimum aggregate net cash flow and earnings before interest, taxes, depreciation and amortization. As of January 28, 1995, there were $11.7 million in advances and $48.7 million in letters of credit outstanding under the facility.

Long-Term Debt

                                                January 28, January 29,
(In millions)                                      1995        1994
- -----------------------------------------------------------------------
Receivables based financing
 Receivables facility                             $509.1      $332.2
 Subordinated asset backed notes
   7.55 percent notes due 1999                      38.0
   11.0 percent notes due 1999                      26.0
                                                  ------      ------

                                                  $573.1      $332.2
                                                  ======      ======

Other secured long-term debt
 Term loans due in 1999 (6.75 percent at
   January 28, 1995 and 3.875 percent at
   January 29, 1994)                              $ 89.7      $ 89.7
 9.0 percent notes due 1997-2002                    77.1        68.5
 9.9 percent notes due 1995-2010                     9.9         9.4
 10.67 percent notes due 1997-2002                 344.0       344.0
 Other notes (8.25 percent to 9.9 percent at
   January 28, 1995 and January 29, 1994)            5.4         6.3
                                                  ------      ------
                                                   526.1       517.9
 Less current portion of long-term debt              3.6          .6
                                                  ------      ------

                                                  $522.5      $517.3
                                                  ======      ======
6.25 percent convertible senior subordinated
 notes due 2000                                   $143.8      $143.8
                                                  ======      ======

   Up to $575.0 million in receivables based financing is provided under a receivables facility provided by GE Capital. The GE Capital facility provides for Blue-Hawk Funding Corporation, a limited purpose corporation not affiliated with the Company, to acquire interests in the Company's credit card receivables and pay for these interests through the issuance of commercial paper. Outstanding borrowings under the facility, which are secured by the Company's customer receivables, accrue interest at the A-1/P-1 commercial paper rate plus 1.08%. At January 28, 1995, the interest rate for borrowings under the facility was 7.3%.

   A private placement of an additional $64.0 million in receivables based financing is provided under subordinated asset backed notes (the "Asset Backed Notes") completed in September 1994. The notes were issued in two classes:
$38.0 million of 7.55% Class A notes due in 1999 and $26.0 million of 11.0% Class B notes due 1999. The notes are redeemable at the option of the Company, in whole or in part, on each interest payment date on or after October 15, 1994 and on October 8, 1996 at a redemption price combining principal, accrued interest, unpaid interest, and a make-whole premium.

   On December 31, 1991,the Company and Prudential concluded the Prudential Settlement Agreement with respect to the $344.0 million of notes (the "Existing Notes") due 1993 to 1997. The Prudential Settlement Agreement, which became effective on October 8, 1992, extended the maturity of the notes for five years to October 2002. In addition, previously accrued and unpaid interest and certain other charges totalling $53.4 million were capitalized into a 9 percent note (the "Accrued Interest Note"). Principal payments on the Accrued Interest Note will commence in November 1997, continuing in equal monthly installments through October 2002. Although the Existing Notes continued to accrue interest at the blended contract rate of 10.67 percent during the first two years following the Emergence Date, the Company was only required to pay interest at a lower rate of 7.5 percent (the "Pay Rate"). The difference between the Pay Rate and the blended contract rate amounted to $23.8 million and was capitalized under the terms of the Accrued Interest Note with principal payments commencing in November 1997 and continuing in equal installments over the remaining life of the notes.

   On July 28, 1992, the Company and Bank of America NT&SA ("BofA") concluded the BofA Settlement Agreement with respect to the $89.7 million of term loans due in 1995. The BofA Settlement Agreement, which became effective on October 8, 1992, extends the maturity of the term loans for four years to June 1999. In accordance with the BofA Settlement Agreement, interest from October 8, 1992 through June 30, 1995, will be payable at LIBOR plus .625 percent and thereafter at LIBOR plus 1.25 percent.

   On December 21, 1993, the Company issued and sold $143.75 million of 6.25% Convertible Senior Subordinated Notes due December 31, 2000 (the "Convertible Notes"). Prior to the maturity date, the notes are convertible at the option of the holder into shares of Common Stock, at a conversion price of $12.19 per share, subject to adjustment in certain events. The notes are redeemable at the option of the Company, in whole or in part, at any time on and after December 31, 1998, at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest. The notes do not provide for any sinking fund. Upon a Change in Control (as defined in the Registration Statement), holders of the Convertible Notes will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or any part of the notes at the principal amount thereof together with accrued and unpaid interest to the date of purchase.

   Principal maturities of other secured long-term debt payable over the next five years are $3.6 million in 1995, $5.4 million in 1996, $9.8 million in 1997, $21.6 million in 1998, $95.4 million in 1999, with $390.3 million due thereafter. This debt is secured by property with a net carrying value of $491.9 million.

   The Company's debt agreements include restrictions on capital expenditures and covenants for minimum aggregate net cash flow and earnings before interest, taxes, depreciation and amortization.

Fair Value of Financial Instruments

   Statement of Financial Accounting Standards No. 107 ("SFAS No. 107") requires the disclosure of fair value of financial instruments for which it is practical to estimate that value. The Company's various long term debt liabilities constitute the only financial instruments with a potential carrying value different from fair value. Each class of financial instrument requires different methods of estimating fair value as described below.

   Receivables based financing - Financing under the receivables facility of $509.1 million bear interest at floating rates which reflect short-term market rate changes and are assumed to have a book value that approximates fair value. The $64.0 million of asset backed notes were issued in a September 1994 private placement and their fair value is assumed not to have changed significantly at year-end.

   Other Secured long-term debt - Management believes that no practicable method exists for establishing a current fair value for the $526.1 million secured long-term debt because arrangements with similar terms would not have been negotiable outside of bankruptcy proceedings. Discounting assumptions are likewise not ascertainable as each lender has a unique perception of fair value depending on their unique assessment of credit risk, their targeted investment goals and their relationship to the Company. Except for the $89.7 million of borrowings which bear interest at LIBOR plus 0.625%, all other borrowings are at fixed rates from 8.25% to 10.67%.

   Convertible Senior Subordinated Notes - These notes were issued in a private placement during December 1993. Since these notes are privately held, there is no readily ascertainable market value for these notes. The fair value of these notes cannot be compared to other publicly traded securities because the notes are unique with respect to the conversion price, relationship to stock price, maturity date, and interest rate.

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

   Periodically, changes in the business environment cause management to revise significant actuarial assumptions used in the development of the pension plans funded status and for computation of pension expense. As of January 29, 1994, the discount factor used to compute the present value of pension liabilities was reduced from 8.5 percent to 7.25 percent, reflecting the reduction in long-term rates experienced during 1993. Lower actual and expected rates of inflation also resulted in reductions to the long-term rate of return on assets from 9.5 percent to 9.25 percent and in the projected rate of compensation increases from
5.0 percent to 4.5 percent. In fiscal 1994, a market reversal of long-term interest rate trends caused the Company to revise the discount factor back to
8.5 percent, effective January 28, 1995.

   The assumption changes made effective January 29, 1994 resulted in a $27.1 million increase to the pension liability at that date, of which $14.3 million was charged directly to equity as a separate component of the Total Accumulated Deficit. The January 28, 1995 revision to the discount rate resulted in a $28.5 million decrease in the current year end pension liability of which $8.0 million was credited directly to equity as a separate component of the Total Accumulated Deficit.

   The following table summarizes pension expense and funded status of the plans, as determined by the Company's actuary, together with an analysis of the significant actuarial assumptions used:

                                                      Year Ended                Period Ended
                                               -------------------------   --------------------------
                                               January 28,   January 29,   January 30,    October 3,
                                                   1995          1994          1993          1992
 (In millions except percentage information)    (52 weeks)    (52 weeks)    (17 weeks)    (35 weeks)
- -----------------------------------------------------------------------------------------------------
Service cost                                       $   4.5       $   3.8       $   1.3        $   2.7
Interest cost                                         15.2          14.6           4.7            9.5
Actual net return on plan assets                       2.8         (13.1)         (4.9)          (3.6)
Net amortization and deferral                        (11.8)          3.6           2.0
                                                   -------       -------       -------        -------
Net pension expense                                $  10.7       $   8.9       $   3.1        $   8.6
                                                   =======       =======       =======        =======
Funded status of plans
 Accumulated benefit obligation
  Vested benefits                                  $(188.9)      $(203.7)      $(167.1)       $(166.1)
  Nonvested benefits                                  (2.3)         (3.7)         (4.0)          (4.9)
                                                   -------       -------       -------        -------
                                                    (191.2)       (207.4)       (171.1)        (171.0)
 Effect of projected compensation
  increase                                            (8.8)        (13.2)        (11.1)         (12.1)
                                                   -------       -------       -------        -------
 Projected benefit obligation                       (200.0)       (220.6)       (182.2)        (183.1)
 Plan assets at fair value                           109.3         114.0         102.9           97.4
                                                   -------       -------       -------        -------
 Funded status                                       (90.7)       (106.6)        (79.3)         (85.7)
 Unrecognized net (gain) loss                         14.5          27.2          (4.0)
 Additional minimum liability recognized
  under SFAS No. 87                                   (6.7)        (14.8)
                                                   -------       -------       -------        -------
Pension liability                                  $ (82.9)      $ (94.2)      $ (83.3)       $ (85.7)
                                                   =======       =======       =======        =======
Significant actuarial assumptions
 Discount rate                                         8.5%         7.25%          8.5%           8.5%
 Long-term rate of return on plan
  assets                                              9.25          9.25           9.5            9.5
 Rate of future compensation
  increases                                            4.5           4.5           5.0            5.0

   As of January 28, 1995, the $90.7 million unfunded projected benefit obligation consisted of $56.2 million relating to the qualified plans and $34.5 million relating to the nonqualified plans.

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

   The following table summarizes the expense and the accumulated benefit obligation for these plans.

                                              Year Ended                Period Ended
                                      --------------------------   -----------------------
                                      January 28,    January 29,   January 30,  October 3,
                                         1995           1994          1993        1992
(In millions)                         (52 weeks)     (52 weeks)    (17 weeks)  (35 weeks)
- ------------------------------------------------------------------------------------------
Medical Plan Benefits
- ---------------------
Interest cost representing net
 periodic plan expense                  $  1.9        $  2.2         $   .7      $  1.5
                                        ======        ======         ======      ======

Accumulated benefit obligation:
 Retirees                               $(22.1)       $(25.2)        $(24.7)     $(24.8)
 Fully eligible active plan
  participants                             (.8)         (1.0)          (1.2)       (1.2)
 Other active plan participants            (.1)          (.1)           (.1)        (.1)
 Unrecognized net (gain) loss             (2.5)           .6             .1
                                        ------        ------         ------      ------
Accrued benefit liability               $(25.5)       $(25.7)        $(25.9)     $(26.1)
                                        ======        ======         ======      ======

Life Insurance Benefits
- -----------------------
Net periodic plan expense:
 Service cost                           $   .1        $   .1         $           $   .2
 Interest cost                              .4            .4             .2          .3
 Amortization of prior service
  gain                                     (.2)          (.2)
                                        ------        ------         ------      ------
                                        $   .3        $   .3         $   .2      $   .5
                                        ======        ======         ======      ======

Accumulated benefit obligation
 at period end:
 Retirees                               $ (3.9)       $ (4.4)        $ (3.0)     $ (4.0)
 Fully eligible active plan
  participants                             (.4)          (.5)           (.6)       (1.2)
 Other active plan participants            (.2)          (.3)           (.4)        (.7)
 Unrecognized prior service
  gain                                    (1.5)         (1.7)          (1.9)
 Unrecognized net (gain) loss              (.3)           .8
                                        ------        ------         ------      ------
Accrued benefit liability               $ (6.3)       $ (6.1)        $ (5.9)     $ (5.9)
                                        ======        ======         ======      ======

   The postretirement medical and life insurance benefits are provided under nonqualified plans. The accumulated benefit obligation represents the present value of expected future payments discounted at 8.5 percent. Medical inflation has been projected at a blended rate of eleven percent per annum for fiscal 1995, declining by 2002 to a long term rate of approximately six and one-half percent per annum. The effect of a one-percentage-point increase in the assumed medical cost trend rate would be to increase the net periodic medical plan expense by $.2 million and to increase the related accumulated benefit obligation by $2.3 million.

   The Company's 401(k) Savings and Investment Plan is available to substantially all employees who have completed one year of service. For eligible participant contributions made after March 1993, the Company provides a 25 percent matching contribution in the form of newly issued shares of Company common stock.

   At January 28, 1995, the plan held .5 million shares of Common Stock representing 1.1 percent of common stock outstanding or still issuable under the POR and .5 million shares of preferred stock representing 55.7 percent of preferred shares outstanding or still issuable under the POR.

Employee Stock Incentive Plans

   The Company has a long-term incentive compensation plan designed to attract and retain top-quality management. The plan, among other things, provides for the issuance of stock options at an exercise price that is generally not less than the market value of the common stock on the date of grant. During the fiscal year ended January 28, 1995, 1.1 million options were awarded and 82,466 options were exercised under the plan. As of January 28, 1995, 2.4 million options were outstanding and exercisable at exercise prices ranging from $9.125 to $14.00. The options, which vest in one-third increments over three years, are exercisable over a ten year period, generally beginning one year from the date of grant.

Contingencies

   Notwithstanding the confirmation and effectiveness of the POR, the Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims against the Company and to resolve other matters that may arise in connection with or relate to the POR.

   Pursuant to the POR, the Company was required to distribute .046 shares of Common Stock for each $1.00 of allowed general unsecured claims. The POR estimated the total amount of such claims to be approximately $600.0 million, against which the Company reserved 27.6 million shares of Common Stock. As of January 28, 1995, approximately $28.6 million of disputed claims remained outstanding. Management believes such claims will ultimately be allowed upon settlement or litigation for approximately $10.0 million, for which the Company has reserved approximately .8 million shares which are included in the Company's calculation of its outstanding Common Stock. Management believes that reserved shares of Common Stock will be sufficient to meet the Company's obligations to such claim holders. If all disputed claims were allowed in full, such claim holders would be entitled to a total of 1.3 million shares of Common Stock, compared to the .8 million shares reserved, resulting in a dilution to holders of outstanding Common Stock of approximately 1%. Management regularly evaluates the status of remaining disputed claims and claim settlement experience and accordingly would adjust its estimate of the number of shares to be reserved for issuance with respect to such claims if necessary.

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

   At the option of the holders of Preferred Stock, shares of Preferred Stock are exchangeable on a one-for-one basis to Warrants to purchase Common Stock. During 1994, approximately 96,000 shares of Preferred Stock were converted to warrants. The Company does not expect ever to pay a dividend with respect to the Preferred Stock. In the event of dissolution, liquidation, or winding-up, the holders of Preferred Stock are entitled to a liquidation preference of $0.25 per share from assets remaining after the full satisfaction of the prior rights of creditors. As of January 28, 1995, the authorized Preferred Stock of the Company consisted of twenty-five million shares, $.01 par value, of which .8 million shares were issued and outstanding.

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

   The accompanying financial statements reflect the issuance of all shares of Common Stock, preferred stock, and warrants contemplated by the POR. As of January 28, 1995, up to 1.0 million shares of Common Stock, .1 million shares of Preferred Stock, and fewer than .1 million Warrants remain issuable under the POR to satisfy outstanding claims and conversion of unpresented shares of Old Common Stock. At January 28, 1995, the Company's authorized common stock consisted of 100 million shares, $.01 par value of which 5.9 million shares were reserved under the employee stock incentive plan (.2 million options exercised to date), 1.5 million shares were reserved for purchase by and contribution to the Company's 401(k) Savings & Investment Plan which currently holds .5 million shares and 2.5 million shares were reserved for purchase by warrant holders of which there have been no purchases to date.

   The Company's ability to pay dividends on its common stock is restricted pursuant to the terms of its Credit Facility and the BofA Settlement Agreement. As a result, the Company does not expect to pay common stock dividends for the foreseeable future.

                             BROADWAY STORES, INC.

        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                       Balance    Additions    Accounts                  Balance
                                         At       Charged to   Charged                     At
                                      Beginning   Costs and    off Less                    End
(In thousands)                        of Period    Expenses   Recoveries    Other       of Period
- ------------------------------------  ----------  ----------  ----------    -----       ---------
Fiscal year ended January 28, 1995..     $17,224   $26,383     $24,615      $            $18,992
                                         =======   =======     =======      =====        =======
Fiscal year ended January 29, 1994..     $17,300   $29,545     $29,621      $            $17,224
                                         =======   =======     =======      =====        =======
Seventeen week period ended
 January 30, 1993
 Allowance for doubtful
  accounts..........................     $14,583   $14,133     $11,416      $            $17,300
                                         =======   =======     =======      =====        =======
Thirty-five week period ended
 October 3, 1992
 Allowance for doubtful
  accounts..........................     $16,605   $22,277     $25,271      $ 972/(1)/   $14,583
                                         =======   =======     =======      =====        =======

/(1)/ Adjusted to fair value in accordance with the Reorganization Statement.

QUARTERLY INFORMATION (unaudited)

                                                                          Period Ended
                                            ----------------------------------------------------------------------
                                             April 30,       July 30,    October 29,    January 28,    January 28,
                                               1994           1994          1994           1995           1995
(Dollar amounts in millions)                (13 weeks)     (13 weeks)     (13 weeks)    (13 weeks)     (52 weeks)
- ------------------------------------------------------------------------------------------------------------------


1994
Sales..................................      $ 431.1        $ 457.0        $ 474.9       $ 723.8        $2,086.8

 Percent change from prior year
  Total sales basis....................         (2.6)          (3.8)           1.1           2.6             (.3)
  Comparative store sales basis........          4.7            1.2            3.9           2.8             3.1

Finance charge revenue.................         22.5           22.4           22.2          24.2            91.3

Cost of goods sold, including occupancy
 and buying costs/(1)/.................        319.4          338.3          355.3         547.1         1,560.0

Selling, general and administrative
 expenses..............................        129.7          130.5          134.7         159.4           554.4

Interest expense, net..................         22.5           23.5           25.5          29.4           100.9
                                             -------        -------        -------       -------        --------

Earnings (loss) from operations before
 income taxes..........................        (18.0)         (12.9)         (18.4)         12.1           (37.2)

Income tax expense/(2)/................                                                      (.2)            (.2)
                                             -------        -------        -------       -------        --------
Net earnings (loss)....................      $ (18.0)       $ (12.9)       $ (18.4)      $  11.9        $  (37.4)
                                             =======        =======        =======       =======        ========
Net earnings (loss) per common share...      $  (.38)       $  (.28)       $  (.39)      $   .25        $   (.80)
                                             =======        =======        =======       =======        ========

/(1)/ As a result of the seasonal nature of the Company's business, the Company follows the practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year in proportion to projected quarterly sales results. This process results in a higher portion of yearly fixed buying and occupancy costs being allocated to the fourth quarter.

/(2)/ For fiscal 1994, the Company recorded a $.2 million charge for state franchise taxes in the fourth quarter.

QUARTERLY INFORMATION (unaudited)

                                                                          Period Ended
                                              ---------------------------------------------------------------------
                                                 May 1,      July 31,     October 30,    January 29,    January 29,
                                                 1993          1993          1993           1994          1994
(Dollar amounts in  millions)                 (13 weeks)    (13 weeks)    (13 weeks)     (13 weeks)     (52 weeks)
- -------------------------------------------------------------------------------------------------------------------


1993
Sales...................................      $ 442.5        $ 474.9       $ 469.7        $ 705.6        $2,092.7

 Percent change from prior year
  Total sales basis.....................          2.0           (1.3)         (4.2)          (3.7)           (2.1)
  Comparative store sales basis.........          5.2            1.3           (.8)           1.3             1.6

Finance charge revenue..................         21.2           19.9          18.9           21.5            81.5

Cost of goods sold, including occupancy
 and buying costs/(1)/..................        329.5          360.3         360.0          539.3         1,589.1

Selling, general and administrative
 expenses...............................        129.2          130.3         133.9          157.8           551.1

Charge for non-recurring costs/(//2)/...                        25.0                         20.0            45.0

Interest expense, net...................         22.3           21.7          19.8           21.1            84.9
                                              -------        -------       -------        -------        --------

Earnings (loss) from operations before
 income taxes...........................        (17.3)         (42.5)        (25.1)         (11.1)          (95.9)

Income tax benefit (expense)/(3)/.......          6.9                                        (6.9)
                                              -------        -------       -------        -------        --------

Net loss................................      $ (10.4)       $ (42.5)      $ (25.1)       $ (18.0)       $  (95.9)
                                              =======        =======       =======        =======        ========

Net loss per common share...............      $  (.29)       $ (1.12)      $  (.54)       $  (.38)       $  (2.30)
                                              =======        =======       =======        =======        ========

/(1)/ As a result of the seasonal nature of the Company's business, the Company follows the practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year in proportion to projected quarterly sales results. This process results in a higher portion of yearly fixed buying and occupancy costs being allocated to the fourth quarter.

/(2)/ Non-recurring costs include $25.0 million in the second quarter and $5.0 million in the fourth quarter for one-time costs to be incurred in the implementation of the strategic plan to streamline the Company. The fourth quarter also includes a charge of $15.0 million to cover January 1994 earthquake related losses in excess of insurance proceeds.

/(3)/ For fiscal 1993, the Company recorded a zero net tax benefit comprised of a federal deferred tax benefit of $2.6 million offset by a state deferred tax provision of $2.6 million. The federal tax benefit was limited to the $2.6 million beginning of the year federal deferred tax liability. The state tax provision resulted from a California tax law change enacted in late 1993 which reduced the carryover period for California net operating loss carryforwards from fifteen years to five years. These adjustments were reflected in the fourth quarter of the year, resulting in the elimination of the first quarter benefit which was established on the basis of a 40% statutory rate applied to pretax results.

                             BROADWAY STORES, INC.

                               INDEX TO EXHIBITS


 EXHIBIT
   NO.                          DESCRIPTION
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
   NO.                          DESCRIPTION
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
   NO.                          DESCRIPTION
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

     4.24  Master Principal Note in favor of Bank of America National
           Trust and Savings Association as agent for certain banks in the amount of $89,662,700.00 dated as of October 8, 1992; incorporated by reference to Exhibit 4.25 to the Form 10-K/A No.1 for the year ended
           January 30, 1993.

     4.25  Stockholder's Agreement between Carter
           Hawley Hale Stores, Inc. and First Plaza Group Trust, by its Trustee
           Mellon Bank, N.A., dated as of January 25, 1993; incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended January
           30, 1993..

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

     4.29 Amendment No. 1 to Receivables-Backed Credit Agreement, dated as of September 28, 1993, among CHH Receivables, Inc., Blue Hawk
           Funding Corporation and General Electric Capital Corporation, as
           Agent; incorporated by reference to Exhibit 4.1 to Form 8-K filed
           September 13, 1994.

     4.30 Amendment No. 2 to Receivables-Backed Credit Agreement, dated as of September 13, 1994, among Broadway Receivables, Inc., Blue Hawk
           Funding Corporation and General Electric Capital Corporation;
           incorporated by reference to Exhibit 4.2 to Form 8-K filed September
           13, 1994.

     4.31  Assignment and Security Agreement among CHH Receivables, Inc., Blue
           Hawk Funding Corporation, Cash Collateral Bank and General Electric
           Corporation, as Agent, Letter of Credit Agent, Liquidity Agent and
           Collateral Agent; incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended January 30, 1993.


   EXHIBIT
     NO.                          DESCRIPTION
   -------                        -----------
     4.32  Amended and Restated Assignment and Security Agreement dated as of September 13, 1994 among Broadway Receivables, Inc. and Blue
           Hawk Funding Corporation; incorporated by reference to Exhibit 4.3 to
           Form 8-K filed September 13, 1994.

     4.33  Receivables Purchase Agreement among Carter Hawley Hale Stores, Inc.
           and CHH Receivables, Inc.; incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended January 30, 1993.

     4.34 Amendment No. 1 to Receivables Purchase Agreement, dated as of September 13, 1994 by and between Broadway Receivables, Inc. and
           Broadway Stores, Inc.; incorporated by reference to Exhibit 4.4 to Form 8-K filed September 13, 1994.

     4.35  Promissory Note made by CHH Receivables, Inc. in favor of
           Blue Hawk Funding Corporation; incorporated by reference to Exhibit
           10.4 to the Form 10-K for the year ended January 30, 1993.

     4.36  Letter of Credit Reimbursement Agreement among CHH Receivables, Inc.,
           Blue Hawk Funding Corporation, and General Electric Capital
           Corporation, as Letter of Credit Agent; incorporated by reference to
           Exhibit 10.5 to the Form 10-K for the year ended January 30, 1993.

     4.37  First Amendment, dated as of September 13, 1994, to the Letter of
           Credit Reimbursement Agreement, dated as of October 8, 1992 among
           Broadway Receivables, Inc., Blue Hawk Funding Corporation, the financial institutions party thereto and General Electric Capital
           Corporation; incorporated by reference to Exhibit 4.6 to Form 8-K filed September 13, 1994.

     4.38  Subordinated Retailer Security Agreement made by Carter
           Hawley Hale Stores, Inc. in favor of CHH Receivables, Inc.;
           incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended January 30, 1993.

     4.39  Credit Agreement, dated as of October 8, 1992, among Carter
           Hawley Hale Stores, Inc., Certain Commercial Lending Institutions, and General Electric Capital Corporation, as the Agent for the Lenders; incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended January 30, 1993.

     4.40  Form of Revolving Credit Note; incorporated by reference to
           Exhibit 10.10 to the Form 10-K for the year ended January 30, 1993.

     4.41  Pledge and Security Agreement made by Carter Hawley Hale
           Stores, Inc. in favor of General Electric Capital Corporation;
           incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 30, 1993.

     4.42  Trademark Security Agreement made by Carter Hawley Hale
           Stores, Inc. in favor of General Electric Capital Corporation;
           incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 30, 1993.

     4.43 Letter agreement dated as of April 29, 1993, by and between General Electric Capital Corporation, as agent and as a lender, and Carter Hawley Hale Stores, Inc.; incorporated by reference to Exhibit
           4.1 to the Form 10-Q for the period ended May 1, 1993.

     4.44  Second Amendment to Credit Agreement, dated as of May 14,
           1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders; incorporated by reference to Exhibit 4.2 to the Form 10-Q for the period ended May 1, 1993.


  EXHIBIT
    NO.                          DESCRIPTION
  -------                        -----------
     4.45  Amended and Restated Second Amendment to Credit Agreement,
           dated as of August 20, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital
           Corporation, as agent for the lenders; incorporated by reference to
           Exhibit 4.1 to the Form 10-Q for the period ended July 31, 1993.

     4.46  Third Amendment to Credit Agreement, dated as of September
           30, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders; incorporated by reference to the Form 8-K dated October
           25, 1993.

     4.47  Fourth Amendment to Credit Agreement, dated as of October 31,
           1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders; incorporated by reference to the Form 8-K dated November
           8, 1993.

     4.48  Fifth Amendment to Credit Agreement, dated as of December 10,
           1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders; incorporated by reference to the Form 8-K dated December
           21, 1993.

     4.49 Sixth Amendment to Credit Agreement, dated as of February 26, 1994, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders;
           incorporated by reference to the Form 8-K dated March 9, 1994.

     4.50 Seventh Amendment to Credit Agreement, dated as of September 13, 1994 among Broadway Stores, Inc., a Delaware Corporation previously known as Carter Hawley Hale Stores, Inc., the financial institutions parties thereto and General Electric Capital Corporation, a New York
           Corporation, as agent for the Lenders; incorporated by reference to
           Exhibit 4.11 to Form 8-K filed September 13, 1994.

     4.51  Eighth Amendment to Credit Agreement, dated as of March 3,
           1995 among Broadway Stores, Inc., a Delaware Corporation previously known as Carter Hawley Hale Stores, Inc., the financial institutions parties thereto and General Electric Capital Corporation, a New York
           Corporation, as agent for the Lenders; incorporated by reference to
           Exhibit 4.1 of Form 8-K filed on March 6, 1995.

     4.52  Indenture dated as of December 21, 1993, between Carter Hawley Hale
           Stores, Inc. and Continental Bank, National Association, as Trustee, relating to Carter Hawley Hale Stores, Inc.'s 61/4% Convertible
           Senior Subordinated Notes due 2000, incorporated by reference to
           Exhibit 4.1 to Form S-3 filed January 7, 1994.

     4.53  Form of Convertible Senior Subordinated Notes (included in
           Exhibit 4.1 to the Registration Statement on Form S-3 filed on
           January 7, 1994), incorporated by reference to Exhibit 4.2 to the Form S-3 filed January 7, 1994.

     4.54  Registration Agreement, dated December 21, 1993, between
           Carter Hawley Hale Stores, Inc. and Salomon Brothers Inc., incorporated by reference to Exhibit 4.3 to Form S-3 filed January 7, 1994.

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

                           COMPENSATION ARRANGEMENTS
                           -------------------------


 EXHIBIT
   NO.                          DESCRIPTION
 -------                        -----------
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

    10.5   Amendment to the Deferred Compensation Plan of Carter Hawley Hale
           Stores, Inc.; incorporated by reference to Exhibit 4.5 to Post-
           Effective Amendment No. 5 to the Registration Statement (No. 2-68102) of Carter Hawley Hale Stores, Inc. filed July 31, 1987.

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


  EXHIBIT
    NO.                          DESCRIPTION
  -------                        -----------
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

    10.18 Listing of officers covered as of January 29, 1994 by form of employment agreement referenced at Exhibit 10.17; incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended January
           29, 1994.

    10.19  Employment agreement between Carter Hawley Hale Stores, Inc.
           and Mr. David L. Dworkin dated March 24, 1993; incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended January
           29, 1994.

    10.20  Loan agreement between Carter Hawley Hale Stores, Inc. and
           Mr. Robert J. Lambert dated January 3, 1994; incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended January
           29, 1994.

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


  EXHIBIT
    NO.                          DESCRIPTION
  -------                        -----------
    10.28  Agreement by and among Carter Hawley Hale Stores, Inc., the
           Neiman Marcus Group, Inc. and General Cinema Corporation, dated July
           7, 1992; incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended January 30, 1993.

    11.    Computation of Earnings per Share included on page 67.

    21.    Broadway Stores, Inc. Subsidiaries included on page 68.

    23.    Consent of Price Waterhouse LLP included on page 35.

    27.    Financial Data Schedules.


     Copies of any of the foregoing exhibits may be obtained by making a written request to the Secretary of the Company at the address shown on the cover. Copies will be furnished at a price of $.20 per page with a minimum charge of $10 per exhibit.

                            BROADWAY STORES, INC.                   EXHIBIT 11

                     Computation of Earnings per Share/*/
                     (In thousands, except per share data)

                                                                                   Seventeen Weeks
                                                         Year Ended    Year Ended        Ended
                                                        January 28,   January 29,     January 30,
                                                            1995          1994           1993
                                                        ------------  ------------  ---------------

Net earnings (loss) used to compute
  earnings (loss) per common share                      $   (37,360)  $   (95,920)      $ 22,720
                                                        ===========   ===========       ========
Weighted average number of common
  shares outstanding during this period/(1)/                 46,881        41,671         35,087
                                                        ===========   ===========       ========
Earnings (loss) per common share/(2)/                   $      (.80)  $     (2.30)      $    .65
                                                        ===========   ===========       ========

 /(1)/ The weighted average number of shares outstanding reflects all shares of Common Stock expected to be issued in accordance with the POR as if they had been issued on the Emergence Date.

 /(2)/ Per share data for period prior to the Emergence Date have been omitted as these amounts do not reflect the current capital structure.

                                                                      EXHIBIT 21

                             BROADWAY STORES, INC.

                      Subsidiaries as of January 28, 1995

                                          Percentage       State
                                              of            of
                                           Ownership   Incorporation
                                          -----------  -------------
Active:
- -------
   Broadway Receivables, Inc.                 100%     Delaware

Inactive:
- ---------
   Camelback Funding Corp.                    100%     Delaware

   Carter Hawley Hale Properties, Inc.        100%     California