Form 10-Q
period 1995-04-29
BROADWAY STORES INC
filed 1995-06-13
CIK 750217

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 29, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO ______________________

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

As of May 31, 1995, approximately 45,978,350 shares of the registrant's common stock were outstanding.

================================================================================

                             BROADWAY STORES, INC.

                                FORM 10-Q INDEX


                                                                                              PAGE
                                                                                              ----
PART I.  FINANCIAL INFORMATION:

   Management's Discussion and Analysis of Financial Condition and Results of Operations...   1

   Consolidated Statement of Earnings......................................................   4

   Consolidated Balance Sheet..............................................................   5

   Consolidated Statement of Cash Flows....................................................   6

   Notes to Consolidated Financial Statements..............................................   7

PART II.  OTHER INFORMATION................................................................   8

SIGNATURES.................................................................................   9

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

  RECENT DEVELOPMENTS

       On April 20, 1995, the Company announced that in response to several unsolicited offers and inquiries the Board of Directors approved a plan to explore the sale of certain stores in peripheral, non-California markets. Approximately 88% of revenues are currently derived from California store locations and it may be in the shareholders' best interest for the Company to focus exclusively on California areas in which it has a dominant presence. The Company is systematically exploring this matter.

  RESULTS OF OPERATIONS

       For the thirteen week period ended April 29, 1995, total sales were $423.9 million, a decrease of 1.7% compared to sales of $431.1 million for the thirteen week period ended April 30, 1994. Disappointing sales results continue to reflect difficulties in the California economy and weak demand in the women's apparel business. Excluding sales of four stores which were temporarily closed in 1994 as a result of the Northridge earthquake, sales, on a same store basis, decreased 6.8%.

       For the quarter, the Company posted a $12.2 million loss, before interest and taxes, and a net loss of $43.3 million, or $0.92 per share. In the first quarter of 1994, the Company reported earnings before interest and taxes of $4.6 million and a net loss of $18.0 million, or $0.38 per share. The decrease in the current quarter reflects the impact of lower sales and a continuing promotional environment.

       Cost of goods sold including occupancy and buying costs was $324.8 million, 76.6% of sales in the current year first quarter compared to $319.4 million, 74.1% in the comparable prior year period. The deterioration reflects an increase in the level of markdowns taken and the impact of higher depreciation and other occupancy costs on a lower sales base.

       Selling, general and administrative expenses were $135.9 million, 32.1% of sales in the current quarter compared to $129.7 million, 30.1% of sales in the comparable prior year period. The expense increase relates largely to higher sales promotion and selling and support services costs incurred in the current period.

       Finance charge revenue totaling $24.6 million in the current quarter and $22.5 million in the comparable prior year period, continues to reflect the positive impact of the fall 1993 payment terms changes which reduced the minimum monthly payment requirements on the company's short term revolving charge accounts. The improvements in credit revenue significantly outweigh the related increases in bad debt costs experienced on higher receivables balances outstanding.

       Interest expense increased $8.6 million to $31.1 million this year compared to $22.5 million in the first quarter of 1994. The increase was due to both higher average borrowings and rising interest rates.

       Limitations on the Company's ability to record income tax benefits for net operating loss carry forwards for financial statement purposes resulted in no income tax benefit being recognized in the current and prior year first quarter periods.

       Due to the seasonal nature of the retail business wherein a significant portion of sales for the year are generated in the fourth quarter, the Company follows the practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year to match these costs with the associated seasonal sales revenue. Operating results, on a pre-tax basis, reflect the reallocation of such buying and occupancy costs, resulting in benefits of $5.0 million and $6.9 million being reflected in the operating results for the current and prior year first quarter periods.

       The seasonal nature of the retail business also results in a significant portion of the earnings from operations for the year being generated in the fourth quarter. Interim operating results are thus not necessarily indicative of earnings from operations that will be realized for the full fiscal year.

  LIQUIDITY AND CAPITAL RESOURCES

       Borrowing Facilities. The Company's working capital financing requirements are provided by a Credit Facility and Receivables Facility which mature in October, 1996. Subject to collateral limitations, the facilities provide for up to $225.0 million in credit financing and up to $575.0 million to finance the Company's proprietary credit card receivables portfolio. As of April 29, 1995, $88.8 million in advances and $52.9 million in letters of credit were outstanding under the Credit Facility and $451.4 million of borrowings, the maximum available, were outstanding under the Receivables Facility. An additional $64.0 million of receivables were financed through subordinated asset backed notes which mature in 1999.

       The Credit Facility contains a number of operating and financial covenants, as well as significant negative covenants. The Credit Facility includes covenants for material adverse changes, minimum aggregate net cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, the Credit Facility prohibits the Company from paying dividends on its stock and places limitations on the Company's capital expenditures. The Company is currently in compliance with all covenants under the Credit Facility. The credit agreement and the Company's agreements with its other principal secured creditors also contain other covenants and requirements. On March 7, 1995, the Company, in conjunction with revising its capital program, amended the Credit Facility to provide greater flexibility with respect to earnings.

       A substantial portion of the Company's debt is at variable interest rates. Assuming that the average borrowings and all other variables would have remained constant, an increase (or decrease) of one percent in the interest rates applicable to the variable rate portion of the Company's debt would have increased (or decreased) the Company's interest expense for the first quarter by approximately $1.6 million.

       Capital Expenditures. In 1994 the Company remodeled more than 3.5 million square feet in 27 stores at a cost of approximately $110 million. Current year capital expenditures are expected to approximate $40 million and will be focused on interior improvements. During the first quarter, $8.4 million was spent on such projects.

       The Company's ability to fund its capital expenditure program and to implement its business strategy will depend on cash flow from operations and the continued availability of borrowings under the Credit Facility. Operating cash flow will be affected by, among other things, the timing of results from the Company's business strategy, sales during the holiday season, and general competitive and economic conditions. The Company believes that the operating cash flow and amounts available under the Credit Facility will be sufficient to fund the major elements of its business strategy. Although the Company is currently in compliance with all covenants in the Credit Facility, there can be no assurance that the Company will remain in compliance in the future, which could effect borrowing availability under the Credit Facility. The Company is currently negotiating to modify its covenants under the Credit Facility in order to provide greater financial and operating flexibility. Additionally, the Company continuously evaluates increasing or decreasing the number of stores, the terms of its Credit Facility and Receivables Facility and other operating and financing alternatives.

                             BROADWAY STORES, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                              THIRTEEN WEEKS ENDED
                                              ---------------------
                                              April 29,   April 30,
                                                1995        1994
                                              --------     --------
Sales                                         $423,911     $431,077

Finance charge revenue                          24,594       22,537

Cost of goods sold, including
    occupancy and buying costs                 324,753      319,366

Selling, general, and
    administrative expenses                    135,915      129,695
                                              --------     --------

Earnings (loss) from operations
    before interest expense and
    income taxes                               (12,163)       4,553

Interest expense, net                           31,135       22,513
                                              --------     --------

Pretax loss                                    (43,298)     (17,960)

Income taxes                                         0            0
                                              --------     --------

Net loss                                      $(43,298)    $(17,960)
                                              ========     ========

Loss per common share                         $  (0.92)    $  (0.38)
                                              ========     ========


         See Accompanying Notes to Consolidated Financial Statements.

                             BROADWAY STORES, INC.

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)
                                  (Unaudited)

                                         April 29,     January 28,     April 30,
                                           1995           1995            1994
                                        ----------     ----------     ----------
 Assets

 Current assets
  Cash                                  $   17,440     $   18,318     $   18,414
  Accounts receivable, net                 595,937        664,825        572,014
  Merchandise inventories                  435,443        504,522        405,508
  Other current assets                      18,637         11,613         21,215
                                        ----------     ----------     ----------
                                         1,067,457      1,199,278      1,017,151

 Property and equipment, net               887,353        888,258        810,353
 Other assets                               37,183         39,540         37,957
                                        ----------     ----------     ----------
                                        $1,991,993      2,127,076      1,865,461
                                        ==========     ==========     ==========

 Liabilities and Shareholders' Equity

 Current liabilities
  Notes payable                         $   88,752     $   11,740     $
  Current installments                       6,750          6,750          3,460
  Accounts payable                          98,656        175,622        129,690
  Accrued expenses                         109,114        141,027        150,422
  Current income taxes                         914          1,002          1,116
                                        ----------     ----------     ----------
                                           304,186        336,141        284,688

 Receivables based financing               515,443        573,138        339,561
 Other secured long-term debt              522,118        522,517        520,366
 Convertible subordinated notes            143,750        143,750        143,750
 Capital lease obligations                  40,727         41,524         43,933
 Other liabilities                         108,565        109,504        122,341
 Deferred income taxes                      14,850         14,850         14,850

 Shareholders' equity
  Preferred stock, $.01 par value                8              9              9
  Common stock, $.01 par value                 469            469            467
  Other paid-in capital                    502,039        502,038        501,001
  Accumulated deficit                     (160,162)      (116,864)      (105,505)
                                        ----------     ----------     ----------
                                           342,354        385,652        395,972
                                        ----------     ----------     ----------
                                        $1,991,993     $2,127,076     $1,865,461
                                        ==========     ==========     ==========

         See Accompanying Notes to Consolidated Financial Statements.

                             BROADWAY STORES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                        THIRTEEN WEEKS ENDED
                                                       ----------------------
                                                       April 29,    April 30,
                                                          1995        1994
                                                        --------     --------
Operating activities
    Loss from operations                               $ (43,298)    $(17,960)
    Adjustments to reconcile
     loss from operations
     to net operating cash flows
      Depreciation and amortization                       12,636       10,009
      Changes in operating assets and liabilities
       Customer receivables, net                          56,190       34,610
       Merchandise inventories                            69,079       22,123
       Accounts payable and accrued expenses            (108,879)     (45,027)
       Other, net                                          3,705       (2,966)
                                                       ---------     --------
    Net cash provided (used)
     by operating activities                             (10,567)         789
                                                       ---------     --------

Investing activities
    Purchases of property and equipment                   (8,432)      (7,354)
                                                       ---------     --------

Financing activities
    Net change in financing under
     receivables based facility                          (57,695)       7,379
    Net change in financing under
     working capital facility                             77,012
    Retirements of long-term debt and
     capital lease obligations                            (1,196)        (807)
    Issuances of common stock                                             215
                                                       ---------     --------
    Net cash provided
     by financing activities                              18,121        6,787
                                                       ---------     --------

Net increase (decrease) in cash                             (878)         222
Cash at the beginning of the period                       18,318       18,192
                                                       ---------     --------

Cash at the end of the period                          $  17,440     $ 18,414
                                                       =========     ========

         See Accompanying Notes to Consolidated Financial Statements.

                             BROADWAY STORES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  BASIS OF REPORTING

       The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in the context of the Summary of Significant Accounting Policies and Financial Review contained in the Company's Annual Report on Form 10-K for the fifty-two week period ended January 28, 1995. In the opinion of the Company's management, these statements contain all adjustments, all of which are of a normal recurring nature, necessary for the amounts shown to be fairly stated as of April 29, 1995 and April 30, 1994 and for the thirteen week periods then ended. The Balance Sheet as of January 28, 1995 is as included in the Company's Form 10-K report for the year ended January 28, 1995.

  EARNINGS PER SHARE OF COMMON STOCK

       Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, including dilutive stock options and all 35.0 million shares of Common Stock expected to be issued in accordance with the plan of reorganization (the "POR") approved in connection with the Company's emergence from bankruptcy on October 8, 1992 (the "Emergence Date"). As of April 29, 1995, 1.0 million shares of common stock remain to be issued in accordance with the POR.

  INVENTORIES

       The last-in, first-out ("LIFO") method of accounting resulted in charges to cost of goods sold of $1.0 million and $0.5 million for the thirteen week periods ended April 29, 1995 and April 30, 1994. If all inventories had been valued on a first-in, first-out basis, they would have been lower by $13.3 million, $14.3 million and $10.3 million at April 29, 1995, January 28, 1995 and April 30, 1994 respectively.

                          PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

       No material change has occurred in the litigation described in "Item 3:
  Legal Proceedings" on pages 16 and 17 of the Company's Form 10-K for the year ended January 28, 1995.



  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

       11.1/*/  Computation of Earnings Per Share.

       27.1/*/  Financial Data Schedule.


  /*/  Exhibit filed with this Form 10-Q.

     (b)  Reports on Form 8-K:

          March 6, 1995......   Filing of Eighth Amendment to Credit Agreement,
                                dated as of March 3, 1995 among Broadway Stores,
                                Inc., a Delaware Corporation previously known as Carter Hawley Hale Stores, Inc., the financial institutions parties thereto and General
                                Electric Capital Corporation, a New York
                                Corporation, as agent for the Lenders.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BROADWAY STORES, INC.



Date  June 12, 1995                    /s/  J.C. HAECKEL
      -------------                    -----------------------------------------
                                         J.C. Haeckel, Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)



Date  June 12, 1995                    /s/  J.D. DAVIES
      -------------                    -----------------------------------------
                                         J.D. Davies, Vice President, Accounting
                                                (Principal Accounting Officer)