Form 10-Q
period 1995-07-29
BROADWAY STORES INC
filed 1995-09-08
CIK 750217

================================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO  _______________________

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

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.  Yes X .   No___.
                ---

As of September 5, 1995, approximately 46,052,274 shares of the registrant's common stock were outstanding.

================================================================================

                             BROADWAY STORES, INC.

                                FORM 10-Q INDEX

                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION:

 Management's Discussion and Analysis of Financial Condition and Results of Operations...    1

 Consolidated Statement of Earnings......................................................    4

 Consolidated Balance Sheet..............................................................    5

 Consolidated Statement of Cash Flows....................................................    6

 Notes to Consolidated Financial Statements..............................................    7

PART II.  OTHER INFORMATION..............................................................    8

SIGNATURES...............................................................................   11

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

RECENT DEVELOPMENTS

     As discussed in Item 5 of this report, the Company has entered into agreements providing for the acquisition of the Company by Federated Department Stores, Inc. ("Federated") in exchange for approximately 12.7 million shares of Federated's common stock, certain amendments to the Company's working capital facility, and certain other matters.

RESULTS OF OPERATIONS

     Sales for the current quarter and year-to-date period ended July 29, 1995 were $460.6 million and $884.6 million compared to $457.0 million and $888.1 million in the comparable prior year periods. Disappointing sales results continue to reflect difficulties in the California economy and weak demand in the women's apparel business. Excluding sales of stores which were temporarily closed in 1994 as a result of the Northridge earthquake, sales, on a same store basis, decreased 1.2% and 4.0% for the current quarter and year-to-date periods.

     The Company reported losses before interest and taxes of $6.1 million and $18.2 million in the current quarter and year-to-date periods compared to earnings before interest and taxes of $10.6 million and $15.1 million in the comparable prior year periods. Net losses increased to $37.4 million and $80.7 million, or losses of $0.80 and $1.72 per share, in the current quarter and year-to-date periods compared to losses of $12.9 million and $30.9 million, or losses of $0.28 and $0.66 per share, in the comparable prior year periods. The current year results reflect the impact of the continuing promotional environment on gross margin and selling expenses together with increases in interest costs.

     Cost of goods sold including occupancy and buying costs was $351.8 million, 76.4% of sales and $676.6 million, 76.5% of sales in the current quarter and year-to-date periods compared to $338.3 million, 74.0% of sales, and $657.7 million, 74.1% of sales in the comparable prior year periods. The deterioration reflects an increase in the level of markdowns taken and the impact of higher depreciation and increased other occupancy costs.

     Selling, general and administrative expenses were $138.6 million, 30.1% of sales and $274.5 million, 31.0% of sales in the current quarter and year-to-date periods compared to $130.5 million, 28.6% of sales and $260.2 million, 29.3% of sales in the comparable prior year periods. The expense increase relates largely to higher sales promotion costs incurred in the current year.

     Finance charge revenue increased to $23.7 million, 5.1% of sales and $48.3 million, 5.5% of sales in the current quarter and year-to-date periods, from $22.4 million, 4.9% of sales, and $44.9 million, 5.1% of sales in the comparable prior year periods. The current year improvements continue to reflect the positive impact of the fall 1993 payment terms changes which reduced the minimum monthly payment requirements on the Company's short term revolving charge accounts. The improvements in credit revenue significantly outweighed the related increases in bad debt costs experienced on higher customer receivables balances outstanding.

     Interest expense increased $7.9 million and $16.5 million to $31.4 million and $62.5 million in the current quarter and year-to-date periods compared to interest expense of $23.5 million and $46.0 million in the comparable prior year periods. The increase was due to both higher average borrowings and increased average interest rates.

     Limitations on the Company's ability to record income tax benefits for net operating loss carry forwards for financial statement purposes resulted in no income tax benefit being recognized in the current and prior year periods.

     Due to the seasonal nature of the retail business wherein a significant portion of sales for the year are generated in the fourth quarter, the Company follows the practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year to match these costs with the associated seasonal sales revenue. Operating results, on a pre-tax basis, reflect the reallocation of such buying and occupancy costs, resulting in benefits of $6.5 million and $11.5 million being reflected in the operating results for the current quarter and year-to-date periods compared to $5.9 million and $12.8 million in the comparable prior year periods.

     The seasonal nature of the retail business also results in a significant portion of the earnings from operations for the year being generated in the fourth quarter. Interim operating results are thus not necessarily indicative of earnings from operations that will be realized for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed in Item 5 of this report, the Company has entered into agreements providing for the acquisition of the Company by Federated, certain amendments to the Company's working capital facility and certain other matters, all of which will potentially impact the Company's liquidity and capital resources. The decision by the Company's Board of Directors to approve the merger considered a number of material factors including the Company's historic and prospective liquidity and financial condition. Among other factors, the Company's Board of Directors considered the significant risk that, in light of limitations on the Company's working capital financing and the general weakness in its operating results, significant vendors might refuse to ship merchandise for the Fall and Christmas seasons and that the Company might have no recourse to obtain additional working capital financing other than in the context of reorganization proceedings under the United States Bankruptcy Code ("Chapter 11 Proceedings"). In addition, the Company's Board of Directors considered the significant additional amounts of capital that will be required to upgrade and remodel the Company stores so as to maintain their position in an increasingly competitive retail environment and the significant constraints that the Company's high leverage imposes on its ability to raise such funds as an independent concern or in Chapter 11 Proceedings. Alternatives to the Merger, considered by the Company's Board of Directors, included, among others, the Company remaining an independent entity and seeking to reduce its high leverage through Chapter 11 Proceedings or through selected asset sales and the risks associated with such alternatives and the likelihood that no other alternative would provide greater value for Company stockholders than the Merger, and that Chapter 11 Proceedings, in particular, might result in considerably less value for Company stockholders.

     The Company's current working capital financing requirements are provided by a Working Capital Facility and Receivables Facility which mature in October, 1996, except that the Working Capital Facility commitment will mature February 29, 1996, if the Merger with Federated shall not have become effective on or prior to such date. Subject to collateral limitations, the facilities, as currently amended, provide for up to $250.0 million in working capital financing and up to $575.0 million to finance the Company's proprietary credit card receivables portfolio. In conjunction with the August 17, 1995 amendments to the Working Capital Facility, the minimum inventory balance requirements were relaxed and all other financial covenants, except for the limitation on capital expenditures, were eliminated.

     As of July 29, 1995, $51.7 million in advances and $60.0 million in letters of credit were outstanding under the Working Capital Facility and $503.6 million of borrowings, the maximum available, were outstanding under the Receivables Facility. An additional $64.0 million of receivables were financed through subordinated asset backed notes which mature in 1999.

                             BROADWAY STORES, INC.

                      Consolidated Statement of Earnings
                     (In thousands, except per share data)
                                  (Unaudited)

                                                   Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                  -----------------------      -----------------------
                                                  July 29,       July 30,       July 29,      July 30,
                                                    1995           1994           1995          1994
                                                  ---------     ---------      ---------     ---------
Sales                                              $460,639      $457,030       $884,550      $888,107

Finance charge revenue                               23,691        22,388         48,285        44,925

Cost of goods sold, including
    occupancy and buying costs                      351,797       338,288        676,550       657,654

Selling, general, and
    administrative expenses                         138,617       130,549        274,532       260,244
                                                   --------      --------       --------      --------

Earnings (loss) from operations
    before interest expense and
    income taxes                                     (6,084)       10,581        (18,247)       15,134

Interest expense, net                                31,364        23,516         62,499        46,029
                                                   --------      --------       --------      --------

Pretax loss                                         (37,448)      (12,935)       (80,746)      (30,895)

Income taxes                                              0             0              0             0
                                                   --------      --------       --------      --------

Net loss                                           $(37,448)     $(12,935)      $(80,746)     $(30,895)
                                                   ========      ========       ========      ========

Loss per common share                              $  (0.80)     $  (0.28)      $  (1.72)     $  (0.66)
                                                   ========      ========       ========      ========

         See Accompanying Notes to Consolidated Financial Statements.

                             BROADWAY STORES, INC.

                          Consolidated Balance Sheet
                                (In thousands)
                                  (Unaudited)



                                                       July 29,        January 28,        July 30,
                                                         1995             1995              1994
                                                     ----------        ----------        ----------

 ASSETS

 Current assets
  Cash                                               $   15,901        $   18,318        $   15,575
  Accounts receivable, net                              559,939           664,825           569,931
  Merchandise inventories                               390,825           504,522           415,443
  Other current assets                                   25,418            11,613            27,640
                                                     ----------        ----------        ----------
                                                        992,083         1,199,278         1,028,589

 Property and equipment, net                            885,002           888,258           816,947
 Other assets                                            34,521            39,540            35,572
                                                     ----------        ----------        ----------
                                                     $1,911,606        $2,127,076        $1,881,108
                                                     ==========        ==========        ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
  Notes payable                                      $   51,676        $   11,740        $
  Current installments                                    6,750             6,750             3,460
  Accounts payable                                      107,295           175,622           128,997
  Accrued expenses                                      113,029           141,027           125,525
  Current income taxes                                      824             1,002               977
                                                     ----------        ----------        ----------
                                                        279,574           336,141           258,959

 Receivables based financing                            503,584           573,138           392,143
 Other secured long-term debt                           521,384           522,517           523,517
 Convertible subordinated notes                         143,750           143,750           143,750
 Capital lease obligations                               39,930            41,524            43,199
 Other liabilities                                      103,121           109,504           121,227
 Deferred income taxes                                   14,850            14,850            14,850

 Shareholders' equity
  Preferred stock, $.01 par value                             8                 9                 9
  Common stock, $.01 par value                              470               469               469
  Other paid-in capital                                 502,545           502,038           501,425
  Accumulated deficit                                  (197,610)         (116,864)         (118,440)
                                                     ----------        ----------        ----------
                                                        305,413           385,652           383,463
                                                     ----------        ----------        ----------
                                                     $1,911,606        $2,127,076        $1,881,108
                                                     ==========        ==========        ==========

         See Accompanying Notes to Consolidated Financial Statements.

                             BROADWAY STORES, INC.

                     Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                         Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                      --------------------------        --------------------------
                                                       July 29,         July 30,         July 29,         July 30,
                                                         1995             1994            1995              1994
                                                      ---------        ---------        ---------        ---------
Operating activities
    Loss from operations                               $(37,448)        $(12,935)        $(80,746)        $(30,895)
    Adjustments to reconcile
     loss from operations
     to net operating cash flows
       Depreciation and amortization                     12,703           10,192           25,339           20,201
       Changes in operating assets and liabilities
         Customer receivables, net                       15,528            4,438           71,718           39,048
         Merchandise inventories                         44,618           (9,935)         113,697           12,188
         Accounts payable and accrued expenses           12,554           (4,139)         (96,325)         (49,166)
         Other, net                                       7,453          (28,273)          11,158          (31,239)
                                                       --------         --------         --------         --------
    Net cash provided (used)
     by operating activities                             55,408          (40,652)          44,841          (39,863)
                                                       --------         --------         --------         --------
Investing activities
    Purchases of property and equipment                  (6,988)         (14,387)         (15,420)         (21,741)
                                                       --------         --------         --------         --------
Financing activities
    Net change in financing under
     receivables based facility                         (11,859)          52,582          (69,554)          59,961
    Net change in financing under
     working capital facility                           (37,076)                           39,936
    Retirements of long-term debt and
     capital lease obligations                           (1,531)            (808)          (2,727)          (1,615)
    Issuances of common stock                               507              426              507              641
                                                       --------         --------         --------         --------
    Net cash provided (used)
     by financing activities                            (49,959)          52,200          (31,838)          58,987
                                                       --------         --------         --------         --------
Net decrease in cash                                     (1,539)          (2,839)          (2,417)          (2,617)
Cash at the beginning of the period                      17,440           18,414           18,318           18,192
                                                       --------         --------         --------         --------
Cash at the end of the period                          $ 15,901         $ 15,575         $ 15,901         $ 15,575
                                                       ========         ========         ========         ========

         See Accompanying Notes to Consolidated Financial Statements.

                             BROADWAY STORES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


BASIS OF REPORTING

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in the context of the Summary of Significant Accounting Policies and Financial Review contained in the Company's Annual Report on Form 10-K for the fifty-two week period ended January 28, 1995. In the opinion of the Company's management, these statements contain all adjustments, all of which are of a normal recurring nature, necessary for the amounts shown to be fairly stated as of July 29, 1995 and July 30, 1994 and for the thirteen and twenty-six week periods then ended. The Balance Sheet as of January 28, 1995 is as included in the Company's Form 10-K report for the year ended January 28, 1995.

EARNINGS PER SHARE OF COMMON STOCK

     Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, including dilutive stock options and all 35.0 million shares of Common Stock expected to be issued in accordance with the plan of reorganization (the "POR") approved in connection with the Company's emergence from bankruptcy on October 8, 1992 (the "Emergence Date"). As of July 29, 1995, 1.0 million shares of common stock remained reserved for issuance in accordance with the POR.

INVENTORIES

     The last-in, first-out ("LIFO") method of accounting resulted in charges to cost of goods sold of $1.0 million and $2.0 million for the thirteen and twenty-six week periods ended July 29, 1995, and $.5 million and $1.0 million in the comparative prior year periods. If all inventories had been valued on a first-in, first-out basis, they would have been lower by $12.3 million, $14.3 million and $9.8 million at July 29, 1995, January 28, 1995 and July 30, 1994 respectively.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     No material change has occurred in the litigation described in "Item 3:
Legal Proceedings" on pages 16 and 17 of the Company's Form 10-K for the year ended January 28, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on June 16, 1995, the following proposals, detailed in the May 10, 1995 Notice of Annual Meeting and Proxy Statement, were voted on and approved as follows:


     1. The election of directors to serve for a term of one year until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.


     Name                               For                   Withheld
     ----                               ---                   --------
     Walter T. Dec                   40,050,344                168,825
     David L. Dworkin                40,040,707                178,462
     Dr. L.F. Estrada                40,051,250                167,919
     Sidney R. Petersen              40,050,586                168,583
     Terry Savage                    40,051,330                167,839
     David M. Schulte                40,049,551                169,618
     Sanford Shkolnik                40,048,436                170,733
     Dr. R.M. Solow                  40,051,385                167,784
     James D. Woods                  39,949,912                269,257
     Samuel Zell                     40,047,135                172,034


     2. The ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the Company's 1995 fiscal year.

             For                       Against                 Abstain
             ---                       -------                 -------
          40,093,050                    86,264                  39,855

ITEM 5.  OTHER INFORMATION

     On August 14, 1995, the Company, Federated Department Stores, Inc. ("Federated"), and a wholly owned subsidiary of Federated ("Newco"), entered into an agreement (the "Merger Agreement") pursuant to which, on the terms and subject to the conditions set forth therein, Newco will be merged with and into the Company (the "Merger"), and the Company will thereby become a subsidiary of Federated. At the effective time of the Merger, among other things, each outstanding share of Company common stock will be converted into 0.27 shares of Federated's common stock. In connection with the Merger Agreement, Federated and Zell/Chilmark Fund, L.P. ("Zell/Chilmark") entered into an agreement (the "Stock Agreement"), pursuant to which, among other things, Zell/Chilmark agreed to vote the approximately 54% of the outstanding shares of Company common stock owned by it in favor of the adoption of the Merger Agreement and granted to Federated an option to purchase such shares for consideration consisting of 0.27 shares of Federated's common stock for each such share of Company common stock. In addition, the Company and General Electric Capital Corporation ("GE Capital") entered into an amendment (the "Working Capital Amendment") to the Company's working capital credit facility (the "Working Capital Facility") pursuant to which the size of the Working Capital Facility was increased to $250.0 million from $225.0 million, and the percentage of the value of "Eligible Inventory" that constitutes the "Borrowing Base" under the Working Capital Facility was increased to 55% from

50%. In addition, the minimum inventory balance requirements under the Working Capital Facility were relaxed and various financial covenants previously contained therein were eliminated. In connection with the Working Capital Amendment, the Company paid fees aggregating $1.125 million to GE Capital and will reimburse GE Capital for its expenses incurred in connection therewith, and GE Capital consented to the transactions contemplated by the Merger Agreement and the Stock Agreement. In addition, the Company, Federated, and Bank of America National Trust and Savings Association ("Bank of America") entered into a letter agreement (the "Bank of America Agreement") relating to certain mortgage indebtedness of the Company (the "Bank of America Loan") pursuant to which Bank of America, on behalf of itself and certain lenders under the Bank of America Loan, consented to the consummation of the Merger. Such consent is conditioned upon the Company entering into an amendment to the Bank of America Loan providing for recourse against the Company for repayment of its obligations thereunder, with the effectiveness of such amendment to be conditioned upon the consummation of the Merger.

     The consummation of the foregoing transactions is subject to the satisfaction or waiver of various conditions, as to which there can be no assurance. The Merger Agreement, the Stock Agreement, the Working Capital Amendment and the Bank of America Agreement are filed herewith as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, and are incorporated herein by this reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           10.1 Agreement and Plan of Merger, dated as of August 14, 1995, among Broadway Stores, Inc., Federated Department Stores, Inc., and Newco (incorporated by reference to Exhibit 2.1 to the Federated Department Stores, Inc. Registration Statement on Form S-4, Registration No. 33-62077).

           10.2 Stock Agreement, dated as of August 14, 1995, between Federated Department Stores, Inc. and Zell/Chilmark (incorporated by reference to the Federated Department Stores, Inc. Schedule 13D, dated August 14, 1995, relating to the common stock of Broadway Stores, Inc.).

           10.3 Tenth Amendment to Credit Agreement, dated as of August 17, 1995, among Broadway Stores, Inc., a Delaware Corporation previously known as Carter Hawley Hale Stores, Inc., the financial institutions parties thereto and General Electric Capital Corporation, a New York Corporation, as agent for the Lenders (incorporated by reference to Exhibit 4.1 to the Broadway Stores, Inc. current report on Form 8-K dated August 14, 1995, as amended on Form 8-K/A dated August 14, 1995).

           10.4* Letter agreement, dated August 13, 1995, among Broadway Department Stores, Inc., Federated Department Stores, Inc. and Bank of America National Trust and Savings Association.

           11.1*   Computation of Earnings Per Share.

           27.1*   Financial Data Schedule.

    *Exhibit filed with this Form 10-Q.

      (b)  Reports on Form 8-K:

           June 29, 1995        Filing of Ninth Amendment to Credit Agreement,
                                dated as of June 28, 1995, among Broadway
                                Stores, Inc., a Delaware Corporation previously known as Carter Hawley Hale Stores, Inc., the financial institutions parties thereto and
                                General Electric Capital Corporation, a New York
                                Corporation, as agent for the Lenders.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BROADWAY STORES, INC.



Date  September 8, 1995                /s/  J.C. HAECKEL
      -----------------                -----------------------------------------
                                         J.C. Haeckel, Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)



Date  September 8, 1995                /s/  J.D. DAVIES
      -----------------                -----------------------------------------
                                         J.D. Davies, Vice President, Accounting
                                             (Principal Accounting Officer)