Form 10-Q
period 1995-10-28
BROADWAY STORES INC
filed 1995-12-12
CIK 750217

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended
October 28, 1995.







                      BROADWAY STORES, INC.
                       7 West Seventh St.
                     Cincinnati, Ohio 45202
                         (513) 579-7000




     Delaware                   1-8765                 94-0457907
(State of Incorporation)  (Commission File No.)       (I.R.S. Employer
                                                 Identification Number)



The Registrant has filed all reports required to be filed by
Section 12, 13 or 15 (d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

37,044 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 25, 1995.

                 PART I -- FINANCIAL INFORMATION

                      BROADWAY STORES, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

              (THOUSANDS, EXCEPT PER SHARE FIGURES)


                                        Successor      |        Predecessor
                                     13 Weeks Ended    |      13 Weeks Ended
                                    October 28, 1995   |     October 29, 1994
Net Sales, including leased                            |
  department sales                     $   414,841     |         $  474,910
                                                       |
Cost of sales                              288,962     |            307,808
                                                       |
Selling, general and                                   |
  administrative expenses                  168,364     |            160,005
                                                       |
Operating Income (Loss)                    (42,485)    |              7,097
                                                       |
Interest expense - net                     (26,859)    |            (25,507)
                                                       |
Loss Before Income Taxes                   (69,344)    |            (18,410)
                                                       |
Federal, state and local income                        |
  tax benefit                                    -     |                  -
                                                       |
Net Loss                               $   (69,344)    |         $  (18,410)
                                                       |
Loss per Share                         $         -     |         $     (.39)
                                                       |
Average Number of Shares Outstanding             -     |             46,896


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                      BROADWAY STORES, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

              (THOUSANDS, EXCEPT PER SHARE FIGURES)


                                Successor     |    Predecessor       Predecessor
                             13 Weeks Ended   |   26 Weeks Ended    39 Weeks Ended
                            October 28,  1995 |   July 29, 1995    October 29, 1994
Net Sales, including                          |
  leased department sales       $   414,841   |     $  884,550        $ 1,363,017
                                              |
Cost of sales                       288,962   |        585,005            881,419
                                              |
Selling, general and                          |
  administrative expenses           168,364   |        317,792            459,367
                                              |
Operating Income (Loss)             (42,485)  |        (18,247)            22,231
                                              |
Interest expense - net              (26,859)  |        (62,499)           (71,536)
                                              |
Loss Before Income Taxes            (69,344)  |        (80,746)           (49,305)
                                              |
Federal, state and local                      |
  income tax benefit                      -   |              -                  -
                                              |
Net Loss                        $   (69,344)  |     $  (80,746)       $   (49,305)
                                              |
Loss per Share                  $         -   |     $    (1.72)       $     (1.05)
                                              |
Average Number of Shares                      |
  Outstanding                             -   |         46,955             46,862


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                      BROADWAY STORES, INC.

                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                           (THOUSANDS)

                                         Successor      |        Predecessor
                                        October 28,     |  January 28,    October 29,
                                           1995         |     1995           1994
ASSETS:                                                 |
 Current Assets:                                        |
  Cash                                $     15,352      |   $   18,318     $   16,917
  Accounts receivable                      540,275      |      664,825        569,912
  Merchandise inventories                  441,740      |      504,522        547,890
  Supplies and prepaid expenses              8,346      |       11,613         37,108
   Total Current Assets                  1,005,713      |    1,199,278      1,171,827
                                                        |
 Property and Equipment - net              883,230      |      888,258        863,149
 Intangible Assets - net                   183,879      |            -              -
 Other Assets                               10,189      |       39,540         39,968
                                                        |
   Total Assets                       $  2,083,011      |   $2,127,076     $2,074,944
                                                        |
LIABILITIES AND SHAREHOLDERS' EQUITY:                   |
 Current Liabilities:                                   |
  Short-term debt                     $    631,605      |   $   18,490     $   46,627
  Accounts payable and accrued                          |
  liabilities                              380,631      |      316,649        325,448
  Income taxes                                 735      |        1,002            930
   Total Current Liabilities             1,012,971      |      336,141        373,005
                                                        |
 Long-Term Debt                            557,174      |    1,280,929      1,201,069
 Deferred Income Taxes                      14,850      |       14,850         14,850
 Other Liabilities                         103,458      |      109,504        120,503
 Shareholders' Equity                      394,558      |      385,652        365,517
                                                        |
   Total Liabilities and Shareholders'                  |
   Equity                             $  2,083,011      |   $2,127,076     $2,074,944


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.




                      BROADWAY STORES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                           (THOUSANDS)

                                          Successor    |  Predecessor       Predecessor
                                       13 Weeks Ended  | 26 Weeks Ended    39 Weeks Ended
                                      October 28, 1995 | July 29, 1995    October 29, 1994
Cash flows from operating activities:                  |
 Net loss..                                $  (69,344) |   $  (80,746)        $   (49,305)
 Adjustments to reconcile net income                   |
  to net cash provided by operating                    |
  activities:                                          |
   Depreciation and amortization                9,548  |       25,339              30,842
   Amortization of intangible assets..          2,328  |            -                   -
   Changes in assets and liabilities:                  |
      Decrease in customer                             |
       accounts receivable                     21,357  |       71,718              25,774
      (Increase) decrease in                           |
       merchandise inventories                (86,661) |      113,697            (120,259)
      Increase (decrease) in accounts                  |
       payable and accrued liabilities                 |
       not separately identified              104,210  |      (96,325)             44,046
      Other increases (decreases)                      |
       not separately identified               (7,146) |       11,158             (55,222)
       Net cash provided (used) by                     |
         operating activities                 (25,708) |       44,841            (124,124)
                                                       |
Cash flows from investing activities:                  |
 Purchase of property and equipment            (7,867) |      (15,420)            (75,766)
 Disposition of property and equipment            321  |            -                   -
       Net cash used by investing                      |
          activities                           (7,546) |      (15,420)            (75,766)
                                                       |
Cash flows from financing activities:                  |
 Capital contribution from parent             111,000  |            -                   -
 Debt issued                                        -  |            -             199,935
 Debt repaid                                  (78,295) |      (32,345)             (2,425)
 Issuance of common stock                           -  |          507               1,105
       Net cash provided (used) by                     |
          financing activities                 32,705  |      (31,838)            198,615
                                                       |
 Net decrease in cash                            (549) |       (2,417)             (1,275)
 Cash at beginning of period                   15,901  |       18,318              18,192
                                                       |
 Cash at end of period                     $   15,352  |   $   15,901         $    16,917


                      BROADWAY STORES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

  In the 13 weeks ended October 28, 1995, Broadway Stores, Inc. (the "Company") became a subsidiary of Federated Department Stores, Inc. ("Federated") pursuant to an Agreement and Plan of Merger, dated August 14, 1995 (the "Broadway Merger Agreement"). Pursuant to the Broadway Merger Agreement, each outstanding share of the Company's common stock was converted into 0.27 shares of common stock of Federated, and each outstanding share of the Company's preferred stock was converted into one one-thousandth of a share of new preferred stock of the Company. All of the outstanding common stock of the Company is owned by Federated.

  The acquisition of the Company by Federated was accounted for under the purchase method and, accordingly, certain adjustments have been made to the Company's assets and liabilities based on their estimated fair values. As a result of the acquisition and other related events discussed below, the Company's financial condition and results of operations subsequent to July 29, 1995 are not comparable to prior periods.

  In these notes and the accompanying financial statements, "Predecessor" refers to the Company on dates and for accounting periods through July 29, 1995, and "Successor" refers to the Company on dates and for accounting periods subsequent to July 29, 1995.

  Summary of Significant Accounting Policies

  A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the "1994 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 1994 10-K. The description and financial statements in the 1994 10-K are those of the Predecessor, and do not reflect the changes discussed herein.

  The Predecessor followed a practice of allocating certain fixed buying and occupancy costs among periods within the fiscal year to match these costs with the associated sales revenue. The Successor expenses such costs as incurred.

  The Consolidated Financial Statements of the Predecessor reflect the capitalization of certain buying and handling costs in merchandise inventories. The Consolidated Financial Statements of the Successor reflect such costs in selling, general and administrative expenses when incurred.

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 weeks ended October 28, 1995 and October 29, 1994, the 26 weeks ended July 29, 1995 and the 39 weeks ended October 29, 1994 (which do not include the Christmas season) are not indicative of such results for the fiscal year.




                      BROADWAY STORES, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                           (UNAUDITED)


  The Consolidated Financial Statements for the 13 weeks ended October 28, 1995 and October 29, 1994, the 26 weeks ended July 29, 1995 and the 39 weeks ended October 29, 1994, in the opinion of management, include all adjustments considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

  Certain items reflected in the Predecessor's financial statements were reclassified to conform to the classifications of such items reflected in the Successor's financial statements.

2.   MERGER TRANSACTION

  The total purchase price of the acquisition of the Company by Federated was approximately $1,620.0 million, including the Company's total indebtedness of $1,267.1 million. The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to the Company's assets and liabilities based on their estimated fair values as of July 29, 1995. Based upon initial estimates, the excess of cost over net assets acquired is approximately $186.2 million, which is being amortized on a straight-line basis over 20 years. Notwithstanding the acquisition of the Company by Federated, the sole responsibility for the payment and satisfaction of the Company's indebtedness and other liabilities remains with the Company.

  Although a majority of the Company's stores will be retained, it is anticipated that certain stores will be disposed of during fiscal 1996 and beyond. (As of the date of this report, a definitive agreement to sell nine stores had been entered into, 10 additional stores had been identified to be sold, and a determination as to the disposition of certain other stores had yet to be made.) Accordingly, the allocation of the purchase price to the Company's property and equipment has yet to be determined, and the Company is presently unable to determine the amount of one-time charges that will ultimately be incurred in connection with the integration of the Company's operations with Federated's other operations. The Company has recorded an accrued severance liability in the amount of $27.0 million as an adjustment to the purchase price allocation for the recognition of certain estimated involuntary termination benefits.


                      BROADWAY STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The Company was acquired by Federated Department Stores, Inc. in the 13 weeks ended October 28, 1995. As a result of the acquisition, the results of operations and financial condition of the Company for dates and periods subsequent to July 29, 1995 are not comparable to prior periods. Accordingly, the following comparisons of the Company's results of operations for the 39 weeks ended October 28, 1995 to the 39 weeks ended October 29, 1994 may not be meaningful. Reference should be made to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 1995 for a comparison of the Company's result of operations for the 26 weeks then ended to such results for the comparable period of 1994.

  RESULTS OF OPERATIONS

COMPARISON OF THE 13 WEEKS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994

  For purposes of the following discussion, all references to "third quarter of 1995" and "third quarter of 1994" are to the Company's 13-week fiscal periods ended October 28, 1995 and
  October 29, 1994, respectively.

  Net sales for the third quarter of 1995 totaled $414.8 million compared to $474.9 million in the third quarter of 1994, a decrease of 12.6%. On a comparable store basis, net sales decreased 12.1%. The decreases reflect difficulties in the California economy and the effects of delays in merchandise shipments by vendors and other concerns regarding the economic viability of the Company prior to its acquisition by Federated.

  Cost of sales was 69.7% as a percent of net sales for the third quarter of 1995 compared to 64.8% for the third quarter of 1994. Cost of sales was negatively impacted by higher markdowns taken to make inventory assortments fresh and fashion-current. Cost of sales includes no charge in the third quarter of 1995 compared to a charge of $0.5 million in the third quarter of 1994 resulting from the valuation of merchandise inventory on the last-in, first-out basis. Excluding the impact of the capitalization of certain buying and handling costs in merchandise inventories, cost of sales for the third quarter of 1994 would have been 65.0% as a percent of net sales.

  Selling, general and administrative expenses were 40.6% as a percent of net sales for the third quarter of 1995 compared to 33.7% for the third quarter of 1994. The increase reflects higher sales promotion and selling costs in the third quarter of 1995. Prior to its acquisition by Federated, the Company followed a practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year to match those costs with the associated seasonal sales revenue. Selling, general and administrative expenses in the third quarter of 1994 reflect a benefit of $6.4 million due to reallocation of such costs.

  Net interest expense was $26.9 million for the third quarter of 1995, compared to $25.5 million for the third quarter of 1994.

  No income tax benefit was recorded in the third quarter of 1995 or the third quarter of 1994 due to limitations on the Company's ability to record net operating loss carryforwards for financial statement purposes.

                      BROADWAY STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF THE 39 WEEKS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994

  For purposes of the following discussion, all references to "1995" and "1994" are to the Company's 39 week fiscal periods ended October 28, 1995 and October 29, 1994, respectively.

  Net sales for 1995 were $1,299.4 million compared to $1,363.0 million for 1994, a decrease of 4.9%. On a comparable store basis, net sales decreased 6.9%. The decreases reflect difficulties in the California economy and the effects of delays in merchandise shipments by vendors and other concerns regarding the economic viability of the Company prior to its acquisition by Federated.

  Cost of sales was 67.3% as a percent of net sales for 1995 compared to 64.7% for 1994. The increase reflects the higher markdowns taken in 1995 to make inventory assortments fresh and fashion-current. Cost of sales includes a charge of $2.0 million in 1995 compared to $1.5 million in 1994 resulting from the valuation of merchandise inventory on the last-in, first-out basis. Excluding the impact of the capitalization of certain buying and handling costs in merchandise inventories, cost of sales would have been 67.6% and 65.0% as a percent of net sales for 1995 and 1994, respectively.

  Selling, general and administrative expenses were 37.4% as a percent of net sales for 1995 compared to 33.7% for 1994. The increase reflects higher sales promotion costs incurred in 1995. Prior to its acquisition by Federated, the Company followed a practice of allocating certain fixed buying and occupancy costs among quarters within the fiscal year to match those costs with the associated seasonal sales revenue. Selling, general and administrative expenses reflect a benefit of $11.5 million in 1995 compared to $19.2 million in 1994 due to reallocation of such costs.

  Net interest expense was $89.4 million for 1995, compared to $71.5 million for 1994. The increase was due to both higher average borrowings and increased average interest rates.

  No income tax benefit was recorded in 1995 or 1994 due to limitations on the Company's ability to record net operating loss carryforwards for financial statement purposes.

  LIQUIDITY AND CAPITAL RESOURCES

  For purposes of the following discussion, all references to "1995" and "1994" are to the Company's 39 week fiscal periods ended October 28, 1995 and October 29, 1994, respectively.

  Net cash provided by operating activities was $19.1 million in 1995 compared to net cash used by operating activities of $124.1 million in 1994. The primary factors contributing to the increase in cash provided by operating activities were greater decreases in customer accounts receivable and decreases in merchandise inventories compared to increases in the prior year. The lower merchandise levels reflected delays in shipments from vendors resulting from limitations on the Company's working capital financing and the general weakness in its operating results.

  Net cash used by investing activities was $23.0 million in 1995 compared to $75.8 million in 1994.

                      BROADWAY STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)


  Net cash provided by financing activities was $0.9 million in 1995. During the 13 weeks ended October 28, 1995 the Company received capital contributions from Federated totaling $111.0 million and repaid debt totaling $78.3 million.

  On December 11, 1995, the Company repurchased for cash $142.0 million of its 6-1/4% Convertible Senior Subordinated Notes Due 2000. The source of funds for such repurchase was a capital contribution from Federated. Although the Company presently anticipates that it may receive additional capital contributions or other funds from Federated from time to time, Federated is under no obligation to make any such contributions or otherwise make its resources available to the Company.

                  PART II - - OTHER INFORMATION

                      BROADWAY STORES, INC.


ITEM 1.   LEGAL PROCEEDINGS

      The Office of the Attorney General of the State of California has advised Federated that it is reviewing the competitive effects of Federated's consummated acquisition of the Company. Federated is cooperating with the Office of the Attorney General in the review. There can be no assurances as to the outcome of the review.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of the Company's stockholders was held on October 11, 1995, at which the stockholders approved the adoption of the Broadway Merger Agreement. The votes for the adoption were 39,696,518, the votes against the adoption were 39,548, the votes abstained were 32,738, and there were 1,066,347 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          10.1 First Amendment to Amended and Restated Term Loan Agreement, dated as of October 11, 1995 by and among the Company, the banks party thereto and Bank of America National Trust and Savings Association, as Agent for Banks (incorporated by reference to Exhibit 10.2.3 to Federated's Quarterly Report on Form 10-Q for the period ended October 28, 1995)

          27 Financial Data Schedule

      (b) Reports on Form 8-K

        Current Report on Form 8-K, dated June 29, 1995 reporting matters under Item 5 thereof

        Current Report on Form 8-K, dated August 14, 1995 reporting matters under Item 5 thereof

        Current Report on Form 8-K/A, dated August 14, 1995 reporting matters under Item 5 thereof

        Current Report on Form 8-K, dated October 11, 1995 reporting matters under Items 1 and 4 thereof

        Current Report on Form 8-K/A, dated November 7, 1995 reporting matters under Item 4 thereof



                      BROADWAY STORES, INC.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        BROADWAY STORES, INC.



Date  December 12, 1995
                                        /s/ Dennis J. Broderick
                                            Dennis J. Broderick
                                               Vice President





                                        /s/ John E. Brown
                                            John E. Brown
                                            Vice President